Form 10QSB
period 2000-06-30
WINMAX TRADING GROUP INC
filed 2000-08-17
CIK 1035517

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)
[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2000

                                      OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________________ to _________________


                       Commission File Number  0-29751

                          Winmax Trading Group, Inc.
            (Exact name of registrant as specified in its charter)


       Florida                                     65-0702554
(State or other jurisdiction of
incorporation or organization)         (I.R.S. Employer Identification No.)

         429 Seabreeze Blvd. Suite 227 Fort Lauderdale, Florida 33316
                   (Address of principal executive office)
                                  (Zip Code)

                                (954) 523-4500
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes [ X ]   No [  ]

The number of shares outstanding of each of Issuer's classes of common equity as of June 30, 2000.

       Common Stock, par value $.001                  9,325,000
            Title of Class                        Number of Shares


Transitional Small Business Disclosure Format   yes[  ]   no [X ]

Winmax Trading Group, Inc.

                                    Index



                                    Part I



Item 1. Financial Statements

        Balance Sheet as of  June 30, 2000                               2

        Statements of Operations for the Three Months and
        Six Months Ended June 30, 1999 and 2000                          3

        Statements of Cash Flows for the Six Months Ended
        June 30, 1999 and 2000                                           4

        Notes to Financial Statements                                    5

Item 2. Management's discussion and analysis or plan of operation        7


                                   Part II


Other information                                                          9

Signatures                                                               10

                          Winmax Trading Group, Inc.
                                Balance Sheet
                                June 30, 2000
                                 (Unaudited)

                   Assets

Current assets
  Cash and cash equivalents                $     90,000
  Accounts receivable                            10,000
                                           -------------
    Total current assets                        100,000
                                           -------------

Investments                                      15,726
                                           -------------

Property and equipment, net                       1,418
                                           -------------

                                           $    117,144
                                           =============

     Liabilities and Stockholders' Equity

Current liabilities
  Bank overdraft                           $        756
  Accounts payable                                1,477
                                           -------------
                                                  2,233
                                           -------------
Stockholders' equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized, no shares
   issued or outstanding                              0
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   9,325,000 shares issued and outstanding        9,325
  Additional paid-in capital                    704,950
  Accumulated deficit                          (599,364)
                                          --------------
                                                114,911
                                          --------------

                                          $     117,144
                                          ==============

See accompanying notes to the financial statements.

                          Winmax Trading Group, Inc.
                           Statements of Operations
           Three Months and Six Months Ended June 30, 1999 and 2000
                                 (Unaudited)

                                           Three Months                  Six Months
                                        1999           2000         1999            2000
                                       ------------- ------------- ------------ -------------
Revenue:
  Fees and commissions and interest    $     74,511  $     34,353  $   108,764  $     25,213

Operating Costs and Expenses:
  General and administrative                 89,946        94,451      176,405       262,023
                                       ------------- ------------- ------------ -------------

Net (loss)                             $    (15,435) $    (60,098) $   (67,641) $   (236,810)
                                       ============= ============= ============ =============
Per Share Information - basic and
 fully diluted

Weighted average common shares
  outstanding                             8,805,000     9,137,500    7,968,095     9,200,000
                                       ============= ============= ============ =============

(Loss) per share                       $      (0.00) $      (0.01) $     (0.01) $      (0.03)
                                       ============= ============= ============ =============


See the accompanying notes to the financial statements.


                      Winmax Trading Group, Inc.
                       Statements of Cash Flows
               Six Months Ended June 30, 1999 and 2000
                             (Unaudited)

                                                          1999       2000
                                                     ------------ ------------
Cash flows from operations
  Net cash (used in) operating activities            $    47,773  $  (242,452)

Cash flows from investing activities:
   Acquisition of property and equipment                       0       (1,148)
   (Investment) withdrawal of partnership investment    (122,145)      83,540
                                                     ------------ ------------
Net cash (used in) investing activities                 (122,145)      82,392
                                                     ------------ ------------
Cash flows from financing activities:
  Increase in bank overdraft                                   0           60
  Repayment of shareholder loans                          11,000            0
  Common stock issued for cash                            72,654      250,000
                                                     ------------ ------------
  Net cash provided by financing activities               83,654      250,060
                                                     ------------ ------------

Increase (decrease) in cash and cash equivalents           9,282       90,000

Cash and cash equivalents, beginning of period               332            0
                                                     ------------ ------------

Cash and cash equivalents, end of period             $     9,614  $    90,000
                                                     ============ ============





See the accompanying notes to the financial statements.

                      WINMAX TRADING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000
                             (UNAUDITED)


(1)     Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 1999 and for the two years then ended, including notes thereto included in the Company's Form 10-SB.

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

(2)     Organization

The Company was incorporated under the laws of the State of Florida on September 26, 1996. The Company is in the business of operating and managing an investment fund, the Winmax Alpha Fund Limited Partnership (Alpha), for which it is the general partner. The incentive fees, commissions and interest income derived from the operation and management of this fund account for substantially all of the Company's operating revenue.

The Winmax Alpha Fund Limited Partnership is a Delaware limited partnership formed to trade, invest in, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on futures contracts, and all rights and interests pertaining thereto.

(3)     Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents, if any, were not considered as their effect would be anti dilutive.

(4)     Investments

The Company is the general partner of Alpha of which it owned approximately 5% at December 31, 1999. During the period ended June 30, 2000 the Company liquidated approximatedy $83,540 of its December 31, 1999 investment in Alpha which resulted in its ownership percentage being reduced to approximately 1% at June 30, 2000.

                      WINMAX TRADING GROUP, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 2000
                             (UNAUDITED)
                             (CONTINUED)

(5)     Contingencies

During July, 1999 the Company entered into a lease agreement for office facilities for a five year term commencing during December, 1999. The lease provides for an initial base rent of approximately $4,020 per month plus the Company's proportionate share of operating expenses. In addition, the lease provides for annual adjustments to the base rent.

During December, 1999 the Company elected not to honor the terms of the new lease and forfeited its $5,000 security deposit which has been charged to rent expense during 1999. The new landlord has not indicated whether it will seek to enforce the terms of the new lease. If the terms of the new lease were enforced the Company could be liable for an amount up to the total of initial base rent, adjusted as provided for in the lease and its proportionate share of the operating expenses as provided for in the lease.

(6)      Stockholders' Equity

During November, 1999 the Company began offering pursuant to a private placement shares of its $.001 par value common stock at $1 per share. During the period ended June 30, 2000 the Company issued 250,000 shares of its common stock for cash aggregating $250,000.

Warrants

As of June 30, 2000 Company had warrants outstanding to purchase 75,000 shares of the Company's $.001 par value common stock at $1.00 per share. These warrants expire on March 15, 2001.

Item 2.     Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since December 31, 1999 and material changes in the results of operations for the six months and three months ended June 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis and Results of Operations" included in the Company's Form 10-SB for the year ended December 31, 1999.

Results of Operations

The Company's revenues from operations are derived from its participation as general partner and manager of the ALPHA Fund and are substantially dependent upon achieving profits in its trading activities on the ALPHA Fund's behalf. Although the Company has achieved revenues in each of the three month and six-month periods ending June 30 1999 and 2000, the Company has operated at a net loss both periods. Management believes that pattern will shift as the Company increases the amount of funds under management, proportionately reduces its cost of those revenues, and encounters a more beneficial trading environment..

The company has only a limited operating history and the revenue it has experienced may not continue. The company generated revenue during the three months and six-months ended June 30, 1999 and 2000 of $74,511 , $34,353, $108,764 and $25,213 respectively. The decrease in revenue in the 2000 periods was caused by principally by two factors. Trading results of the company's
ALPHA fund during the first six months were +16.58% during 1999 versus   8.56%
during 2000 which resulted in virtually no incentive fees generated through June 2000. Furthermore the company's ALPHA fund experienced a net outflow (caused by it's negative earnings) of capital which further reduced the company's revenue derived from interest and commission participation.

The overall market conditions during the first six months of 2000 created a difficult trading environment with sporadic markets and very high volatility. The company anticipates that as the market's volatility normalizes the trading results of the company's ALPHA fund will resemble more the results which have been historically achieved during the first 31 months of the fund's existence.

General and administrative expenses increased during the three month and six month periods in 2000 as compared to 1999 as a result of increases in overall operating costs.

Liquidity and Capital Resources

The Company has no material commitments for capital expenditures at June 30, 2000.

To date, the Company has financed its operations principally through equity investments and revenues derived from its management of Alpha. The Company will need additional capital to continue its operations for the next twelve months and may raise funds through the sale of equity shares and revenues from operations. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and these additional equity securities may have rights, preferences or privileges that are senior to those of the Company's Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"), the Company is hereby providing cautionary statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the Company herein or orally, whether in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will result", "are expected to", "will continue", "is anticipated", "estimated", "projection" and "outlook") are not historical facts and may be forward-looking and, accordingly, such statements involve estimates, assumptions, and uncertainties which could cause actual results to differ materially from those expressed in the forward-looking statements.
Such uncertainties include, among other, the following: (i) the Company's ability to obtain additional financing to implement its business strategy;
(ii) imposition of new regulatory requirements affecting the Company; (vii) a downturn in general economic conditions; (iii) the delay or failure to properly manage growth and successfully integrate acquired companies and operations; (iv) lack of diversification; (v) effect of uninsured loss and
(vi) other factors which are described in further detail in the Company's filings with the Securities and Exchange Commission.

The Company cautions that actual results or outcomes could differ materially from those expressed in any forward-looking statements made by or on behalf of the Company. Any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors. Further, management cannot assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

                    Part II:     Other Information

Item 1:     Legal Proceedings

            None

Item 2:     Changes in Securities

            None.

Item 4:     Submission of Matters to a Vote of Security Holders

            None

Item 5:     Other information

            None

Item 6:     Exhibits and Reports on Form 8-K

          A.     Exhibits
                 27.1     Financial Data Schedule (For SEC purposes only)

          B.     Reports on Form 8-K
                 None.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WINMAX TRADING GROUP, INC.



Date: August 14, 2000               By:/s/ Ralph Pistor
                                    _________________________________

                                    Ralph Pistor
                                    President
                                   (Principal Financial Officer)