Form 10QSB
period 2000-09-30
WINMAX TRADING GROUP INC
filed 2000-11-29
CIK 1035517

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000

                                      OR

[  ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                       Commission File Number  0-29751

                          Winmax Trading Group, Inc.
            ______________________________________________________
            (Exact name of registrant as specified in its charter)


        Florida                                        65-0702554
_______________________________                  _______________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


         429 Seabreeze Blvd. Suite 227 Fort Lauderdale, Florida 33316
        ______________________________________________________________
              (Address of principal executive office)(Zip Code)

                                (954) 523-4500
              _________________________________________________
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.      Yes [ X ]   No [   ]

The number of shares outstanding of each of Issuer's classes of common equity as of October 31, 2000.

      Common Stock, par value $.001                        9,400,000
     _________________________________                  _________________
              Title of Class                              Number of Shares


Transitional Small Business Disclosure Format   yes [   ]   no [X ]

                          Winmax Trading Group, Inc.

                                    Index

                                    Part I

Item 1.     Financial Statements

            Balance Sheet as of  September 30, 2000                         2

            Statements of Operations for the Three Months
            and Nine Months Ended September 30, 1999 and 2000               3

            Statements of Cash Flows for the Nine Months
            Ended September 30, 1999 and 2000                               4

            Notes to Financial Statements                                   5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             7


                                   Part II
Other information                                                           9


Signatures                                                                 10

                          Winmax Trading Group, Inc.

                                Balance Sheet

                              September 30, 2000

                                 (Unaudited)


                    Assets

Current assets
  Cash and cash equivalents

                                              $       35,796
                                              ---------------

Investments                                              870
                                              ---------------

Property and equipment, net                            1,193
                                              ---------------

                                              $       37,859
                                              ===============


         Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                            $        4,950
                                              ---------------
Stockholders' equity
  Preferred stock, $1.00 par value, 1,000,000
    shares authorized, no shares issued or
    outstanding                                            -
  Common stock, $.001 par value, 50,000,000
    shares authorized, 9,400,000 shares issued
    and outstanding                                    9,400
  Additional paid-in capital                         779,875
  Accumulated deficit                               (756,366)
                                              ---------------
                                                      32,909
                                              ---------------

                                              $       37,859
                                              ===============


See the accompanying notes to the Financial statements.

                          Winmax Trading Group, Inc.

                           Statements of Operations

        Three Months and Nine Months Ended September 30, 1999 and 2000

                                 (Unaudited)



                                       Three Months          Nine Months
                                ---------------------- -----------------------
                                    1999       2000       1999         2000
                                 --------- ----------- ----------- -----------
Revenue:
  Fees and commissions
   and interest                 $   8,725  $   10,854  $  117,489  $   36,067

Operating Costs and Expenses:
  General and administrative       90,250     158,394     266,654     420,417
                                 --------- ----------- ----------- -----------

Net (loss) from operations        (81,525)   (147,540)   (149,165)   (384,350)
                                 --------- ----------- ----------- -----------
Other income (expense):
  Realized loss on marketable
   securities                           -      (9,462)          -      (9,462)
                                 --------- ----------- ----------- -----------

Net (loss)                      $ (81,525) $ (157,002) $ (149,165) $ (393,812)
                                ========== =========== =========== ===========

Per Share Information - basic
 and fully diluted

Weighted average common shares
 outstanding                    9,010,000   9,400,000   8,344,860   9,400,000
                               =========== =========== =========== ===========

(Loss) per share               $    (0.01) $    (0.02) $    (0.02) $    (0.04)
                               =========== =========== =========== ===========



See the accompanying notes to the financial statements.

                          Winmax Trading Group, Inc.

                           Statements of Cash Flows

                  Nine Months Ended September 30, 1999 and 2000

                                 (Unaudited)


                                                        1999          2000
                                                   ------------- -------------
Cash flows from operations
  Net cash (used in) operating activities          $    (27,842) $   (310,756)
                                                   ------------- -------------
Cash flows from investing activities:
   Net cash provided by (used in) investing
    activities                                          (83,013)       97,248
                                                   ------------- -------------
Cash flows from financing activities:
  Net cash provided by financing activities             117,189       249,304
                                                   ------------- -------------

Increase in cash and cash equivalents                     6,334        35,796

Cash and cash equivalents,
 beginning of period                                        332             -
                                                   ------------- -------------
Cash and cash equivalents,
  end of period                                    $      6,666  $     35,796
                                                   ============= =============

See accompanying notes to the financial statements.

                          WINMAX TRADING GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                 (UNAUDITED)


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

(2)     Organization

The Company was incorporated under the laws of the State of Florida on September 26, 1996. The Company is in the business of providing financial consulting and management services. The Company's current business involves operating and managing an investment fund, the Winmax Alpha Fund Limited Partnership (Alpha), for which it is the general partner. The incentive fees, commissions and interest income derived from the operation and management of this fund account for substantially all of the Company's operating revenue.

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

(3)    Investments

The Company is the general partner of Alpha of which it owned approximately 5% at December 31, 1999. During the period ended September 30, 2000 the Company liquidated approximatedy $98,000 of its December 31, 1999 investment in Alpha which resulted in its ownership being reduced to $870 at September 30, 2000.

During October, 2000 the Company liquidated Alpha and returned the invested balances to the limited partners.

                          WINMAX TRADING GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 2000
                                 (UNAUDITED)
                                 (CONTINUED)

(4)    Contingencies

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

(5)    Stockholders' Equity

During November, 1999 the Company began offering pursuant to a private placement shares of its $.001 par value common stock at $1 per share. During the period ended September 30, 2000 the Company issued 250,000 shares of its common stock for cash aggregating $250,000. In addition, during July, the Company issued 75,000 shares of its $.001 par value common stock for services valued at $75,000.

Warrants

As of September 30, 2000 Company had warrants outstanding to purchase 75,000 shares of the Company's $.001 par value common stock at $1.00 per share. These warrants expire on March 15, 2001.

Item 2.     Management's Discussion and Analysis or Plan of Operations.

     The following discussion and analysis covers material changes in financial condition since December 31, 1999 and material changes in the results of operations for the nine months and three months ended September 30, 2000, as compared to the same periods in 1999. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-SB for the year ended December 31, 1999.

Results of Operations

The Company's revenues from operations are derived from its participation as general partner and manager of the ALPHA Fund and are substantially dependent upon achieving profits in its trading activities on the ALPHA Fund's behalf. Although the Company has achieved revenues in each of the three month and nine-month periods ending September 30 1999 and 2000, the Company has
operated at a net loss both periods.   DISCUSS LIQUIDATION OF FUND.

The company has only a limited operating history and the revenue it has experienced may not continue. The company generated revenue during the three months and nine-months ended September 30, 1999 and 2000 of $8,725; $117,489 , $10,854 and $36,067 respectively. The decrease in revenue in the 2000 periods was caused by principally by two factors. Trading results of the
company's ALPHA fund during the first nine months were +       during 1999
versus       % during 2000 which resulted in virtually no incentive fees generated through June 2000. Furthermore the company's ALPHA fund experienced a net outflow (caused by it's negative earnings) of capital which further reduced the company's revenue derived from interest and commission participation.

The overall market conditions during the first nine months of 2000 created a difficult trading environment with sporadic markets and very high volatility. The company anticipates that as the market's volatility normalizes the trading results of the company's ALPHA fund will resemble more the results which have been historically achieved during the first 31 months of the fund's existence.

General and administrative expenses increased during the three month and nine month periods in 2000 as compared to 1999 as a result of increases in overall operating costs.

Liquidity and Capital Resources

The Company has no material commitments for capital expenditures at June 30, 2000.

To date, the Company has financed its operations principally through equity investments and revenues derived from its management of Alpha. The Company will need additional capital to continue its operations for the next twelve months and may raise funds through the sale of equity shares or debt financing.. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and these additional equity securities may have rights, preferences or privileges that are senior to those of the Company's Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

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


                                     WINMAX TRADING GROUP, INC.



Date: November 27, 2000             By:  /s/ Ralph Pistor
                                      ---------------------------
                                       Ralph Pistor
                                       President
                                      (Principal Financial Officer)