Form 10KSB
period 2000-12-31
WINMAX TRADING GROUP INC
filed 2001-03-01
CIK 1035517

U.S. Securities and Exchange Commission
                            Washington D.C. 20549

                                 FORM 10-KSB

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [NO FEE REQUIRED]

      For the fiscal year ended December 31, 2000

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the transition period from _____________ to ______________.

                       Commission file number:000 29751

                          WINMAX TRADING GROUP, INC.
                 ____________________________________________
                (Name of small business issuer in its charter)


           Florida                                65-0702554
________________________________       ___________________________________
(State or other jurisdiction of        (IRS Employer Identification No.)
Incorporation or organization)


              429 Seabreeze Boulevard, Suite 227
              Fort Lauderdale, Florida                         33316
          _______________________________________            __________
          (Address of principal executive offices)           (Zip Code)


             Issuer's Telephone Number:     (954) 523-4500
                                            ________________

Securities registered under Section 12(b) of the Act:

         Title of each class           Name of each exchange on which
         to be registered              Each class is to be registered

               None                                  None
         ______________________        ______________________________


Securities registered under Section 12(g) of the Act:

                                    Common
                               ________________
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the
past 90 days.     Yes [ X ]   No [  ]

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenue for its most recent fiscal year: $ 49,815.

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of February 15, 2001 is $191,620

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [ X ]

                              TABLE OF CONTENTS



PART 1
------
Item 1      Description of Business
Item 2      Description of Property
Item 3      Legal Proceedings
Item 4      Submissions of Matters to a Vote of Security Holders


PART 2
------
Item 5      Market for Common Equity and Related Stockholder Matters
Item 6      Management Discussion and Analysis
Item 7      Financial Statements
Item 8 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART 3
------
Item 9 Directors, Executive Officers, Promoters and Control Person; Compliance with Section 16 (a) of the Exchange Act
Item 10     Executive Compensation
Item 11     Security Ownership of certain beneficial Owners and Management
Item 12     Certain Relationship and Related Transactions
Item 13     Exhibits and Reports


PART 1
------
Item 1.    Description of Business
           -----------------------

The Company was organized on September 26, 1996 under the laws of the State of Florida for the purpose of providing investment opportunities in commodities futures trading to individuals and institutional investors through October 2000. The Company acted as the general partner, manager, and commodity pool operator of one fund, the Winmax ALPHA Fund Limited Partnership (formerly known as the Winmax S&P 500 Fund LP), a limited partnership engaged in futures commodity funds investing. The Company's business is regulated by the Commodities Futures Trading Commission ("CFTC"); it is registered as a Commodity Pool Operator and as a Commodity Trading Advisor with the CTFC. It is also a member of the National Futures Association and the Managed Funds Association.

The Company's ALPHA Fund LP was dissolved during the forth quarter of the fiscal year 2000.

Item 2.    Description of Property
           ------------------------

The company currently leases office space at 429 Seabreeze Blvd., Suite 227, Ft. Lauderdale, FL 33316 on a month-to-month basis. The current monthly lease payments are $600.00 per month.

Item 3.    Legal Proceedings
           -----------------

The company received a complaint filed by a consultant during the summer of 2000. Both the original suit as well as a counter suit that was subsequently filed by the company have been settled and dismissed.

The company has currently no pending litigation or legal matters.


Item 4.    Submissions of Matters to a Vote of Security Holders
           ----------------------------------------------------
None


PART 2
------

Item 5.    Market for Common Equity and Related Stockholder Matters
           --------------------------------------------------------

The Company's Common Stock is registered with the United State Security and Exchange Commission under section 12 (g) of the Securities Exchange Act of 1934. From March 1997 through the present the company's Common Stock has been trade on the NASDAQ Bulletin Board under the symbol "WNMX."

The following table summarizes the low and high prizes for the company's Common Stock for each of the calendar quarters for the fiscal years ended December 31st 2000 and 1999.


                                2000                 1999
                                -------------------  -------------------
                                High      Low        High      Low
                                --------- ---------  --------- ---------
Quarter ending March 31         $1.000    $3.125     $0.0625   $0.125
Quarter ending June 30          $0.188    $1.6875    $0.125    $1.425
Quarter ending September 30     $0.100    $0.375     $1.125    $1.625
Quarter ending December 31      $0.188    $0.130     $1.500    $2.000


As of December 31st, 2000 the Company had 9,400,000 shares outstanding, which were held by approximately 43 shareholders. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name".

The company has never declared any cash dividend on its common stock nor plans to declare any cash dividends in the foreseeable future.


Item 6.    Management Discussion and Analysis
           ----------------------------------

The year 2000 was disappointing as the stock market volatility played havoc with the Company's ALPHA Fund performance. Winmax as the General Partner of the ALPHA fund generated revenues during fiscal year 2000 of $49,815 and had expenses of $463,945. This compares with revenues of $166,587 and expense of $338,803 during the fiscal year 1999. Losses per share were ($0.05) for the year 2000 versus ($0.02) for the year 1999.

During the fourth quarter Mr. Igor Klaehre resigned as an officer and director of the company as well as trading advisor for the ALPHA fund. Subsequently the ALPHA fund was dissolved.

During the first quarter of 2000 Mr. Paul Olin resigned from the board of directors of the company.

Currently the company has negligible cash on hand and is relying on cash advances from officers.

As a result of the above-mentioned events the Company's ability to continue as an ongoing concern will depend on its ability to raise additional capital, and to seek other business opportunities in order to enhance shareholders value. The company's board of directors is exploring opportunities to reestablish itself in the financial service arena. The Company will attempt to seek possible merger and acquisition candidates. No assurances can be given that these efforts will be successful.


Plan of Operation

The Company is seeking capital or merger candidates to continue as a viable entity. No assurances can be given that these efforts will be successful.


Results of Operations

On a consolidated basis, annual revenues were $49,815 for the year ending December 1999 as compared to $166,587 for the year ending December 31st, 2000. The company's net loss from operations was $430,267 or $0.05 per share for the year ending December 31st 2000, as compared to $165,804 or $0.02 per share for the year ending December 31st, 1999. The company's ALPHA fund contributed essentially all of the company's revenues and net loss.

A substantial reason for the poor operating results and subsequent dissolution of the company's ALPHA fund was poor stock market conditions, which negatively affected the fund's performance.


Liquidity and Capital Resources

As of December 31st, 2000 working capital and cash on hand was $1,741. The company incurred significant losses in fiscal year 2000, which were largely financed through the sale of Common Stock. From January 1st, 2000 through December 31st, 2000 the company issued 250,000 of shares of Common Stock for cash proceeds of $250,000 and 75,000 shares for services.

As of December 31st, 2000 had a total of 9,400,000 shares outstanding. The company will continue to depend on additional capital infusions in order to fund its operations.



Item 7.     Financial Statements
            ---------------------




                         INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Shareholders:
Winmax Trading Group, Inc.


We have audited the balance sheet of Winmax Trading Group, Inc. as of December 31, 2000 and the related statements of operations, stockholders' (deficit) and cash flows for each of the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winmax Trading Group, Inc. as of December 31, 2000, and the results of its operations and its cash flows for each of the two years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered significant losses from operations and has negative working capital at December 31, 2000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Tinter & Associates, LLC

Stark Tinter & Associates, LLC
Certified Public Accountants
Denver, Colorado


February 1, 2001

                          Winmax Trading Group, Inc.
                                Balance Sheet
                              December 31, 2000




                Assets


Current assets
  Cash                                           $       1,741
                                                 --------------

Property and equipment, net                                708
                                                 --------------

                                                 $       2,449
                                                 ==============



        Liabilities and Stockholders' (Deficit)

Current liabilities
  Accounts payable                               $       5,995
                                                 --------------
Stockholders' (deficit)
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, no shares issued or
   outstanding                                               -
  Common stock, $.001 par value, 50,000,000
   shares authorized, 9,400,000 shares issued
   and outstanding                                       9,400
  Additional paid-in capital                           779,875
  Accumulated deficit                                 (792,821)
                                                 --------------
                                                        (3,546)
                                                 --------------

                                                 $       2,449
                                                 ==============












See the accompanying notes to the Financial statements.

                          Winmax Trading Group, Inc.
                           Statements of Operations
                    Years Ended December 31, 2000 and 1999


                                                       2000          1999
                                                  ------------- --------------
Revenue:
   Fees, commissions and interest                 $     49,815  $     166,587
                                                  ------------- --------------
Operating Costs and Expenses:
   General and administrative                          463,945        338,803
                                                  ------------- --------------

(Loss) from operations                                (414,130)      (172,216)

Other income (expense):
  Equity in income of unconsolidated investments             -          6,412
  Realized loss on marketable securities               (16,581)             -
  Interest income                                          444              -
                                                  ------------- --------------

Net (loss)                                        $   (430,267) $    (165,804)
                                                  ============= ==============
Per Share Information - basic and fully diluted:

Weighted average common shares outstanding           9,363,846      8,398,526
                                                  ============= ==============

(Loss) per share                                  $      (0.05) $       (0.02)
                                                  ============= ==============

























See the accompanying notes to the financial statements.




                           Winmax Trading Group, Inc.
                      Statement of Stockholders' (Deficit)
                    Years Ended December 31, 1999 and 2000

                                                         Additional
                                   Common Stock          Paid in      Accumulated
                               Shares       Amount       Capital      Deficit      Total
                               ------------ ------------ ------------ ------------ ------------
Balance December 31, 1998        6,815,000  $     6,815  $   211,585  $  (196,750) $    21,650

Shares issued pursuant to
 private placements for cash     2,070,000        2,070      177,305                   179,375

Shares issued pursuant to the
 exercise of warrants for cash     190,000          190       66,310                    66,500

Net (loss) for the year                  -            -            -     (165,804)    (165,804)
                               ------------ ------------ ------------ ------------ ------------

Balance December 31, 1999        9,075,000        9,075      455,200     (362,554)     101,721

Shares issued pursuant to
 private placements for cash       250,000          250      249,750                   250,000

Shares issued for services          75,000           75       74,925                    75,000

Net (loss) for the year                  -            -            -     (430,267)    (430,267)
                               ------------ ------------ ------------ ------------ ------------

Balance, December 31, 2000       9,400,000  $     9,400  $   779,875  $  (792,821) $    (3,546)
                               ============ ============ ============ ============ ============
























                See the accompanying notes to the financial statements.



                       Winmax Trading Group, Inc.
                        Statements of Cash Flows
                 Years Ended December 31, 2000 and 1999


                                                              2000         1999
                                                       -------------- --------------
Net (loss)                                             $    (430,267) $    (165,804)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation                                                1,160            870
   Common stock issued for services                           75,000              -
   Equity in income of unconsolidated investee                     -         (6,412)
Changes in assets and liabilities:
   Increase (decrease) in accounts receivable                  7,381         (2,907)
   Decrease in receivables from officers                           -         11,000
   Increase in accounts payable                                1,045          4,950
                                                       -------------- --------------
    Total adjustments                                         84,586          7,501
                                                       -------------- --------------
Net cash (used in) operating activities                     (345,681)      (158,303)
                                                       -------------- --------------
Cash flows from investing activities:
   Increase in investment in partnership                           -       (183,600)
   Purchase of property and equipment                         (1,148)             -
   Withdrawal of investment in partnership                    99,266         95,000
                                                       -------------- --------------
Net cash provided by (used in) investing activities           98,118        (88,600)
                                                       -------------- --------------

Cash flows from financing activities:
   Increase (decrease) in bank overdraft                        (696)           696
   Common stock issued for cash                              250,000        245,875
                                                       -------------- --------------
Net cash provided by financing activities                    249,304        246,571
                                                       -------------- --------------

Increase (decrease) in cash and cash equivalents               1,741           (332)

Cash and cash equivalents, beginning of period                     -            332
                                                       -------------- --------------

Cash and cash equivalents, end of period               $       1,741  $           -
                                                       ============== ==============

Supplemental cash flow information:
   Cash paid for interest                              $           -  $           -
   Cash paid for income taxes                          $           -  $           -



See the accompanying notes to the financial statements.


NOTE 1 - ACCOUNTING POLICIES

Organization

The Company was incorporated under the laws of the State of Florida on September 26, 1996. The Company had been in the business of operating and managing an investment fund, the Winmax Alpha Fund Limited Partnership (Alpha), for which it was the general partner. The incentive fees, commissions and interest derived from the operation and management of this fund account for substantially all of the Company's operating revenue.

Alpha was a Delaware limited partnership formed to trade, invest in, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on futures contracts, and all rights and interests pertaining thereto.

During October 2000 the Company terminated Alpha in accordance with the terms of the Limited Partnership Agreement and returned the limited partners' investments. Effective with the termination of Alpha the Company had no significant business operations.

Equity method investments

The Company had accounted for its approximately 5% investment in Alpha using the equity method. This investment was carried at cost, adjusted for the Company's proportionate share of the undistributed earnings or losses, because the Company exercised significant influence over the financial and operating activities of Alpha.

Revenue recognition

The Company's revenue consists primarily of commissions and incentive fees earned from operating and managing an investment fund. In addition, the Company earns interest based upon the monthly balances of the fund. Revenues are recorded as earned.

Property and equipment

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis. Depreciation is calculated using the expected useful lives of the assets as follows:

        Furniture and office equipment   3 years

Expenditures for repairs and maintenance are charged to expense when incurred. Expenditures for major renewals and betterments, which extend the useful lives of existing equipment, are capitalized and depreciated. Upon retirement or disposition of property and equipment, the costs and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in the statement of operations.

Cash and cash equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Use of Estimates

Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair value of financial instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of long-lived assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. No such impairments have been identified by management at December 31, 2000.

Earnings per share

The Company follows Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Basic earnings per common share ("EPS") calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During the periods presented common stock equivalents were not considered, as their effect would be anti-dilutive.

Comprehensive income

The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements. For all periods presented, there were no differences between reported net income and comprehensive income.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Income taxes

The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

Recent pronouncements

The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB No. 101), which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 101 did not impact the Company's revenue recognition policies.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the years ended December 31, 2000 and 1999 the Company incurred net losses of $430,267 and $165,804. In addition, the Company's current assets exceed its current liabilities at December 31, 2000.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing, increase ownership equity, locate a suitable business with which to merge and attaining profitable operations.

The Company is pursuing financing for its operations and seeking additional private investments. In addition, it is seeking an operating business with which to merge. Failure to secure such financing, to raise additional equity capital or merge with an operating entity may result in the Company depleting its available funds and not being able pay its obligations.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for selling them in the near term are classified as trading securities. Trading securities are recorded at their fair value as current assets in the balance sheet, with the change in fair value during the period included in earnings. At December 31, 2000 the Company had no trading securities.

During 2000 and 1999 sales proceeds and gross realized gains on trading securities were as follows:


                                  2000          1999
                                 ----------- -----------
Sales proceeds                   $  772,666  $        -

Gross realized losses            $  (16,582) $        -


NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2000:

      Furniture and office equipment      $      3,753
      Less: accumulated depreciation             3,045
                                          -------------
                                          $        708
                                          =============

Depreciation expense was $1,160 and $870 for the years ended December 31, 2000 and 1999.

NOTE 5 - EQUITY METHOD INVESTMENT

The Company was the general partner of Alpha of which it owned approximately 5% at December 31, 1999 and has no interest in at December 31, 2000.

The Company's equity in the results of operations was $0 and $6,412 for the years ended December 31, 2000 and 1999.

A summary of the activity of the investment account is as follows:

       Balance December 31, 1998       $     4,254
       Investments                         183,600
       Withdrawals                         (95,000)
       Equity in net income of Alpha         6,412
                                       ------------
       Balance December 31, 1999            99,266
       Withdrawals                         (99,266)
                                       ------------
       Balance December 31, 2000       $         -
                                       ============

A condensed unaudited summary of the assets and liabilities and results of operations of Alpha is as follows:



                                           2000         1999
                                      ------------- -------------
   Total assets                       $        -    $  2,025,000
   Total liabilities                           -               -
                                      ------------- -------------
   Total partners' equity             $        -    $  2,025,000
                                      ============= =============
   Trading income (loss)              $    (72,955) $    193,000
   Total expenses                           51,577       119,000
                                      ------------- -------------
   Net income (loss)                  $   (124,532) $     74,000
                                      ============= =============


NOTE 6 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases its office facilities pursuant to a month to month lease. The current monthly rent is $600.

Rent expense was $12,905 and $27,938 in 2000 and 1999.

During July 1999 the Company entered into a lease agreement for office facilities for a five-year term commencing during December 1999. The lease provided for an initial base rent of approximately $4,020 per month plus the Company's proportionate share of operating expenses. In addition, the lease provided for annual adjustments to the base rent. During December 1999 the Company elected not to honor the terms of the new lease and the landlord retained a $5,000 deposit as liquidated damages and the Company charged the $5,000 to rent expense during 1999.

NOTE 7 - STOCKHOLDERS' EQUITY

During the period from January 1999 through October 1999 the Company issued 2,005,000 shares of its $.001 par value common stock pursuant to private placements at prices ranging from $.025 to $.35 per share for cash aggregating $114,375. In addition, the purchasers of the common shares received 265,000 warrants to purchase common stock exercisable as follows:

  $  .35 per share if exercised before June 15, 1999
  $  .50 per share if exercised between June 16 and September 15, 1999
  $ .75 per share if exercised between September 16, 1999 and March 15, 2000 $ 1.00 per share if exercised after March 15, 2000

During July 1999 the Company issued 190,000 shares of its $.001 par value common stock pursuant to the exercise of 190,000 of the above warrants for cash aggregating $66,500.

During November 1999 the Company began offering pursuant to a private placement 250,000 shares of its $.001 par value common stock at $1 per share.

During November 1999 the Company issued 65,000 shares of its common stock for cash aggregating $65,000.

During January and February 2000 the Company issued 250,000 shares of its common stock for cash aggregating $250,000 and 75,000 shares of its common stock for services valued at $75,000.

Warrants

As of December 31, 2000 the Company had warrants outstanding to purchase 75,000 shares of the Company's $.001 par value common stock at $1.00 per share through March 15, 2001.

NOTE 8 - INCOME TAXES

The provision for income taxes for the years presented has been computed in accordance with Financial Accounting Standards Board Statement No. 109, Accounting for Income Taxes. There are no material differences between financial statement income and taxable income.

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences.

                                          2000       1999
                                       --------   --------
   Tax at federal statutory rate           34%        34%
   Net operating loss                     (34)       (34)
                                       --------   --------
                                            -%         - %
                                       ========   ========

The Company currently has net operating loss carry forwards aggregating approximately $800,000, which expires through 2020. The deferred tax asset of approximately $272,000 related to these carry forwards has been fully reserved.

NOTE 9 - RELATED PARTY TRANSACTIONS

During 1998 the Company made advances aggregating $11,000 to an officer. These advances were repaid in 1999.

NOTE 10 - CONCENTRATIONS

The Company derived substantially all of its revenue from the operation and management of Alpha, which aggregated $49,815 and $166,587 in 2000 and 1999.

Item 8.   Changes in and Disagreements with Accountants on
          ------------------------------------------------
          Accounting and Financial Disclosure
          -----------------------------------

The firm of Stark Tinter & Associates, LLC audited the Company's financial statements for the year ending December 31st, 2000. Stark Tinter & Associate's, LLC audit for the year ending December 31st, 2000 contains a "going concern qualification", but does not otherwise contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with Stark Tinter & Associates, LLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure. The company has retained Stark Tinter & Associates, LLC as its independent public accountant firm.


PART 3
------

Item 9    Directors, Executive Officers, Promoters and Control Person:
            ------------------------------------------------------------
            Compliance with Section 16 (a) of the Exchange Act
            ---------------------------------------------------


The following table sets fourth certain information concerning directors, executive officers and key employees of the company.

     Name                Age                   Position
     ---------------     -----                 --------
     Ralph Pistor        46                    Chairman, Pres., CEO

Set fourth below is a summary description of the business experience of each director and officer of the company.

Mr. Ralph D. Pistor was born in Berlin, Germany on September 30, 1954. In 1975 he attended Berlin University studying international business law. He graduated from Hamburg Trade College in 1978 with a bachelor degree in International Business. In 1979 he became vice president of GSES, Inc. of Florida, a manufacturing firm using licensed technology from Europe. In 1986 he founded and became president of Spectrum Inc., a distributorship for medical instrumentation. In 1996 he co-founded Winmax Trading Group, Inc.


Item 10.   Executive Compensation
           ----------------------

The following table sets fourth the compensation earned by the company's chief executive officers during the last three fiscal years. No officers of the company earned more than $100,000 during any of the last fiscal years, and therefore pursuant to item 402 (a) of the Regulation S-B no information is presented with respect to any of the officers other than the Chief Executive Officer.

Summary Compensation Table
Name and Position                           Year               Salary
------------------                          ----               -------
Ralph Pistor, Chairman, President, CEO      1999               $  63,000
                                            2000               $  44,000

Mr. Pistor has worked in the capacity of Chairman and CEO since the company's inception in 1996.

During the fiscal year ended December 31st, 2000 there were no grants or exercises of stock options or shares and therefore the tables required by item 402 (C) and (D) of the regulation S-B have been omitted. During fiscal year 2000 and since inception of the company in 1996 no options or shares have been issued to any officers or directors of the company.


Item 11.   Security Ownership of certain beneficial Owners and Management
           --------------------------------------------------------------

The following table sets fourth certain information, as of December 31st 2000, with respect to the beneficial ownership of the company's voting securities by each person known to the Company to be the beneficial owner of more than 5% of any class of the company's voting securities.


     Common Stock        Name             Address         Percentge
     ------------        -----            -------         ---------
     5,916,000           Ralph Pistor     429 Seabreeze   63% (1)
                                          Ft. Lauderdale

     Note (1) Based on a total of 9,400,000 shares issued and outstanding as of December 31st, 2000



Item 12.  Certain Relationship and Related Transactions
          ----------------------------------------------

None of the Company's officers, directors, key personnel or principle stockholders is related by blood or marriage.


Item 13.  Exhibits and Reports

     The following exhibits were all previously filed with the company's Form 10SB Registration Statement on March 1, 2000.

Exhibit
No.         Description
----        ------------

3.1.1     Articles of Incorporation of Winmax Trading Group, dated September
          26, 1996

3.1.2 Amendment to the Articles of Incorporation of Winmax Trading Group, Inc. dated January 27, 1997

3.1.3 Amendment to Articles of Incorporation of Winmax Trading Group, Inc., dated October 6, 1999

3.2       Bylaws of Winmax Trading Group, Inc., and Amendment.

10.1 Limited Partnership Agreement Between Winmax Trading Group as General Partner and the Limited Partners in the Winmax
          Alpha Fund Limited Partnership

21        Subsidiaries



                            SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Winmax Trading Group, Inc.


              2/28/01                  /s/ Ralph Pistor
Date: __________________________   By:______________________________________
                                       Ralph Pistor
                                       President, CEO and Chairman of the
                                       Board



       Pursuant to the requirements of the Securities Exchange Act of 1934. This report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


            2/28/01                    /s/ Ralph Pistor
Date: __________________________   By:__________________________________
                                           Ralph Pistor, President, CEO
                                           and Chairman of the Board