Form 10QSB
period 2001-03-31
WINMAX TRADING GROUP INC
filed 2001-05-17
CIK 1035517

FORM 10-QSB

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

(Mark One)

[X ]  QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

                                      OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


                       Commission File Number  0-29751

                          Winmax Trading Group, Inc.
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)


     Florida                                        65-0702554
--------------------------------       -----------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

       429 Seabreeze Blvd. Suite 227 Fort Lauderdale, Florida    33316
        ------------------------------------------------------  ---------
                (Address of principal executive office)         (Zip Code)

                                (954) 523-4500
                 --------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No ____
                                                    -----

The number of shares outstanding of each of Issuer's classes of common equity as of March 31, 2001.

     Common Stock, par value $.001                         376,003
     -------------------------------                      ----------
          Title of Class                               Number of Shares


Transitional Small Business Disclosure Format   yes      no  X
                                                   -----   -----

                          Winmax Trading Group, Inc.

                                    Index



                                    Part I

Item 1.   Financial Statements

          Balance Sheet as of March 31, 2001                              2

          Statements of Operations for the Three Months Ended
          March 31, 2001 and 2000                                         3

          Statements of Cash Flows for the Three Months Ended
          March 31, 2001 and 2000                                         4

          Notes to Financial Statements                                   5



Item 2.   Management's discussion and analysis or plan of operation       6


                                   Part II
          Other information                                               8

Signatures                                                                9

                          Winmax Trading Group, Inc.
                                Balance Sheet
                                March 31, 2001
                                 (Unaudited)


                        Assets


Current assets
  Cash                                                   $        924
                                                         -------------

Property and equipment, net                                       408
                                                         -------------

                                                         $      1,332
                                                         =============


              Liabilities and Stockholders' (Deficit)

Current liabilities
  Accounts payable                                       $      1,270
  Due to shareholder                                           33,442
                                                         -------------
                                                               34,712
                                                         -------------

Stockholders' (deficit)
  Preferred stock, $1.00 par value, 1,000,000 shares
     authorized, no shares issued or outstanding                    -
  Common stock, $.001 par value, 50,000,000 shares
     authorized, 76,003 shares issued and outstanding             376
  Additional paid-in capital                                  791,899
  Accumulated deficit                                        (825,655)
                                                         -------------
                                                              (33,380)
                                                         -------------

                                                         $      1,332
                                                         =============











See the accompanying notes to the Financial statements.

                          Winmax Trading Group, Inc.
                           Statements of Operations
                  Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)


                                                        2001           2000
                                                   ------------- -------------
Revenue:
   Fees, commissions and interest                  $          -  $          -
                                                   ------------- -------------
Operating Costs and Expenses:
   General and administrative                            32,834       176,712
                                                   ------------- -------------

Net (loss)                                         $    (32,834) $   (176,712)
                                                   ============= =============

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding              376,003       372,867
                                                   ============= =============

(Loss) per share                                   $      (0.09) $      (0.47)
                                                   ============= =============












See the accompanying notes to the financial statements.

                          Winmax Trading Group, Inc.
                           Statements of Cash Flows
                  Three Months Ended March 31, 2001 and 2000
                                 (Unaudited)



                                                          2001        2000
                                                   ------------- -------------
Cash flows from operating activities:
  Net cash (used in) operating activities          $    (34,259) $   (245,174)
                                                   ------------- -------------
Cash flows from investing activities:
  Net cash provided by (used in) investing
     activities                                               -             -
                                                   ------------- -------------
Cash flows from financing activities:
  Net cash provided by financing activities              33,442       250,000
                                                   ------------- -------------

Increase (decrease) in cash and cash equivalents           (817)        4,826

Cash and cash equivalents, beginning of period            1,741           332
                                                   ------------- -------------

Cash and cash equivalents, end of period           $        924  $      5,158
                                                   ============= =============


Supplemental cash flow information:
   Cash paid for interest                          $          -  $          -
   Cash paid for income taxes                      $          -  $          -









See the accompanying notes to the financial statements.

                          WINMAX TRADING GROUP, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 2001
                                 (UNAUDITED)


(1)   Basis Of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements of the Company as of December 31, 2000 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

(2)   Organization

The Company was incorporated under the laws of the State of Florida on September 26, 1996. The Company had been in the business of operating and managing an investment fund, the Winmax Alpha Fund Limited Partnership (Alpha), for which it was the general partner. The incentive fees, commissions and interest derived from the operation and management of this fund accounted for substantially all of the Company's operating revenue.

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

(4)    Stockholders' Equity

On March 19, 2001 the Company effected a reverse stock split in a ratio of 1:25. All share and per share amounts have been adjusted to give effect to this split.

During the period ended March 31, 2001 an officer of the Company contributed $3,000 in unpaid salary to the capital of the Company.

Item 2.     Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis covers material changes in financial condition since December 31, 2000 and material changes in the results of operations for the three months ended September 30, 2001, as compared to the same periods in 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2000.

The company's management and board is currently investigating certain business alliances, possible mergers with other business entities, or the raising of additional capital in order to preserve the company and to enhance shareholder's value. No assurances can be given that any of the on-going negotiations will be successful.

Results of Operations

During the quarter ending March 31, 2001 the Company did not generate any income from operations as the Company's ALPHA fund was dissolved during the fiscal year 2000. As such the Company continued to incure losses during the quarter ending March 31, 2000.

Liquidity and Capital Resources

The Company has no material commitments for capital expenditures at March
31,2001.

To date, the Company has financed its operations principally through equity investments and revenues derived from its management of Alpha. The Company will need additional capital to continue its operations and may raise funds through the sale of equity shares or debt financing.. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and these additional equity securities may have rights, preferences or privileges that are senior to those of the Company's Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.

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

          A.     Exhibits
                 None

          B.     Reports on Form 8-K
                 None.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              WINMAX TRADING GROUP, INC.



Date: May 17, 2001               By: /s/ Ralph Pistor
                                    ---------------------------
                                         Ralph Pistor
                                         President
                                         (Principal Financial Officer)