Form 10QSB
period 2001-06-30
WINMAX TRADING GROUP INC
filed 2001-08-03
CIK 1035517

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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
(State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       Suite 150 - 530 S. Federal Highway, Deerfield Beach, Florida 33441
(Address of principal executive office)                           (Zip Code)

                                888 - 533 - 4555
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                            Yes X   No ___

The number of shares outstanding of each of Issuer's classes of common equity as of June 30, 2001.

    Common Stock, par value $.001                                  3,296,000
          Title of Class                                       Number of Shares

        Transitional Small Business Disclosure Format yes_____ no___X_

                           Winmax Trading Group, Inc.

                                      Index

                                     Part I

                                                                         Page
        Index                                                              1

Item 1. Financial Statements

        Balance Sheet as of June 30, 2001                                  2

        Statements of Operations for the Three and
        Six Months Ended June 30, 2001 and 2000                            3

        Statements of Cash Flows for the Six Months
        Ended June 30, 2001 and 2000                                       4

        Notes to Financial Statements                                    5 & 6

Item 2. Management's discussion and analysis or
        plan of operation                                                7 & 8

                                     Part II

         Other information                                                 9

Signatures                                                                 10

                           Winmax Trading Group, Inc.
                                  Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                        Assets

Current assets
  Prepaid expenses                                         $            278,283

  Intangible asset                                                      700,000

                                                           $            978,283
                                                           =====================

                        Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                         $             21,900
  Due to shareholder                                                      2,470
                                                                         24,370

Stockholders' Equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                          --

  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,296,000 shares issued and outstanding                                3,296

  Additional paid-in capital                                          2,461,479
  Accumulated deficit                                                (1,510,863)
                                                                        953,912

                                                           $            978,282
                                                           =====================

See the accompanying notes to the Financial statements.

                           Winmax Trading Group, Inc.
                            Statements of Operations
            Three Months and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                Three Months                        Six Months
                                         -----------------------------------------------------------
                                           2001             2000             2001             2000
                                         -----------------------------------------------------------

Revenue:
   Fees, commissions and interest      $       --      $    25,213        $       --     $    25,213

Operating Costs and Expenses:
   General and administrative              685,207          85,311            718,041        262,023

Net (loss)                             $  (685,207)    $   (60,098)       $  (718,041)   $  (236,810)
                                       ============    ============       ============   ============

Per Share Information - basic
   and fully diluted:

Weighted average common shares
   outstanding                             724,335         370,433          1,072,667        368,000
                                       ============    ============       ============   ============

(Loss) per share                       $     (0.95)    $     (0.16)       $     (0.67)   $     (0.64)
                                       ============    ============       ============   ============

See the accompanying notes to the financial statements.

                           Winmax Trading Group, Inc.
                            Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                           2001                  2000
                                                           ----                  ----
Cash flows from operating activities:
  Net cash (used in) operating activities            $        (41,009)     $       (242,452)

Cash flows from investing activities:
  Net cash provided by (used in)
    investing activities                                          --                 82,392

Cash flows from financing activities:
  Net cash provided by financing activities                    39,268               250,060

Increase (decrease) in cash and cash equivalents               (1,741)               90,000

Cash and cash equivalents, beginning of period                  1,741                   --

Cash and cash equivalents, end of period             $            --      $          90,000
                                                     ==================   ==================

Supplemental cash flow information:
   Cash paid for interest                            $            --      $             --
   Cash paid for income taxes                        $            --      $             --

See the accompanying notes to the financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
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

(2)      Organization

The Company was incorporated under the laws of the State of Florida on September
26, 1996. The Company had been in the business of operating and managing an investment fund, the Winmax Alpha Fund Limited Partnership (Alpha), for which it was the general partner. The incentive fees, commissions and interest derived from the operation and management of this fund accounted for substantially all of the Company's operating revenue during the prior year.

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

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001
                                   (UNAUDITED)

(4)       Stockholders' Equity

On March 19, 2001 the Company effected a reverse stock split in a ratio of 1:25.
All share and per share amounts have been adjusted to give effect to this split except that the post split common share still retains a par value of $0.001.

During the quarter ended June 30, 2001 an officer of the Company contributed
$3,000 in unpaid salary to the capital of the Company.

During the period ended June 30, 2001 the Company issued 920,000 shares of its common stock pursuant to Form S-8 registration statements and a further
2,000,000 shares were issued and held pursuant to rule 144 as per the 8-K filied wth the SEC. The 2,920,00 shares in aggregate were valued at $1,669,500. The shares were issued for legal services rendered, for future legal services and to settle a shareholder's compensation and loan. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued. Amounts expensed aggregated $659,950; amounts included as prepaid expenses aggregated $278,750; amounts for settlement of the shareholder's loan aggregated $30,800; and amount capitalized as intangible assets aggregated
$700,000.

(5)      Other--Various lawsuits and claims

A motion for default judgement has been filed against the company and its past
President (Ralph Pistor). Although the outcome of these matters cannot be predicted with certainty, management believes that their disposition will not have materially adverse effects on the Company's consolidated results of operations or financial position.

Item 2. Management's Discussion and Analysis or Plan of Operations.

     The following discussion and analysis covers material changes in financial condition since December 31, 2000 and material changes in the results of operations for the six months ended June 30, 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December
31, 2000.

Results of Operations

As reported in the December 31, 2000 notes to the Consolidated Financial
Statements: effective with the termination of ALPHA, the company had no significant business operations or any revenue.

Cash outlays for general and administrative expenses decreased during the 2nd quarter, this was attributable to a reduction in travel expenses. However, total general and administrative expenses increased by way of shares issued to;
compensate an officer $569,200; a further $90,750 was expensed for agreements as filed in the S-8's with the SEC to secure legal services.

To enhance and integrate its corporate systems and profile the company entered into agreements to implement a world wide web (internet) website and creation of an interactive CD rom to introduce the the company's product for $700,000, the cost of which has been offset by the issue of common shares. These shares were issued pursuant to the S-8's filed with the SEC.

Direction and Focus of Operations and Management Changes

On June 12, 2001 Mr. Gerald Sklar was appointed to the Company's Board of
Director's. Mr. Ralph Pistor resigned his position as President, Chief Executive
Officer and Director. Mr. Gerald Sklar agreed to act as interim President,Chief
Executive Officer, and Director until the next Annual General Meeting.

The new directors of the Company are presently investigating the feasability of changing the company's direction through acquisitions of various enterprises.

Directors Resolution to Issue Further Shares.

The directors have resolved to issue 330,000 shares of common stock to acquire professional services in connection with its current legal requirements needed to investigate the company's current proposed acquisitions. The directors have further resolved to register 3,000,000 shares of common stock pursuant to a stock option plan. These resolutions will be noted on S-8's registration statements to be filed with the SEC.

Liquidity and Capital Resources

The Company has no material commitments for capital expenditures at June 30,
2001.

As advised in the 10QSB filed with the SEC for the quarter ended March 31, 2001, the Company has financed its operations principally through equity investments and revenues derived from its management of Alpha. Effective with the termination of Alpha the Company had no significant business operations.The
Company will need additional capital to continue its operations for the next twelve months and may raise funds through the sale of equity shares or debt financing or loans from Directors and Officers. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and these additional equity securities may have rights, preferences or privileges that are senior to those of the Company's Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.

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

                           Part II: Other Information

Item 1:  Legal Proceedings
     A motion for default judgement has been filed against the company and its past President (Ralph Pistor).seeking damages for $222,324. No judgement has been entered. Although the outcome of these matters cannot be predicted with certainty, management believes that their disposition will not have materially adverse effects on the Company's consolidated results of operations or financial position

Item 2:  Changes in Securities
     On March 19, 2001 the Company effected a reverse stock split in a ratio of
1:25. The rights accruing to the holders of the securities have not changed
Except that the post split common share still retains a par value of $0.001. All share and per share amounts have been adjusted to give effect to this split.

Item 4:  Submission of Matters to a Vote of Security Holders
                  None

Item 5:  Other information
                  None

Item 6:  Exhibits and Reports on Form 8-K
                  A.       Exhibits
                           None
                  B.       Reports on Form 8-K
                           By reference - of 8-K dated March 7, 2001 Filed with
                           the SEC on May 7, 2001, as of May 4, 2001
                           Re:      (a) Reverse Split
                                    (b) Issuance of post split shares to its
                                        then president Ralph Pistor.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WINMAX TRADING GROUP, INC.

Date: July 31, 2001                         By:/s/ Gerald Sklar
                                                   President
                                                   (Principal Financial Officer)