Form 10QSB
period 2001-09-30
WINMAX TRADING GROUP INC
filed 2001-11-20
CIK 1035517

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)
[X ]     QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________

                         Commission File Number 0-29751

                           Winmax Trading Group, Inc.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

             Florida                                         65-0702554
   (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                        Identification No.)

       Suite 150 - 530 S. Federal Highway, Deerfield Beach, Florida 33441
       -------------------------------------------------------------------
               (Address of principal executive office) (Zip Code)

                                888 - 533 - 4555
                                ----------------
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

The number of shares outstanding of each of Issuer's classes of common equity as of  September 30, 2001.

         Common Stock, par value $.001            3,881,003
         -----------------------------            ---------
                  Title of Class               Number of Shares

Transitional Small Business Disclosure Format   yes____   no  X

                           Winmax Trading Group, Inc.

                                      Index

                                     Part I
                                     ------
                        Index                                             1

Item 1.                 Financial Statements

                        Balance Sheet as of September 30, 2001            2

                        Statements of Operations for the Three
                        and Nine Months Ended September 30,
                        2001 and 2000                                     3

                        Statements of Cash Flows for the Nine
                        Months Ended September 30, 2001 and 2000          4

                        Notes to Financial Statements                   5 & 6

Item 2.                 Management's discussion and analysis
                        or plan of operation                              7

                                     Part II
                                     -------

                        Other information                                 8

Signatures                                                                9

                           Winmax Trading Group, Inc.
                                  Balance Sheet
                               September 30, 2001
                                   (Unaudited)

              Assets

Current assets
  Cash                                                $          8,718
  Prepaid expenses                                             346,413
                                                      ----------------
    Total current assets                                       355,131
                                                      ----------------
Intangible asset                                               700,000
                                                      ----------------
                                                      $      1,055,131
                                                      ================

              Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                    $          1,900
  Due to shareholder                                            54,470
                                                      ----------------
                                                                56,370
                                                      ----------------
Stockholders' equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                   -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,881,003 shares issued and outstanding                       3,881
  Additional paid-in capital                                 2,694,894
  Accumulated deficit                                       (1,700,014)
                                                      ----------------
                                                               998,761
                                                      ----------------
                                                      $      1,055,131
                                                      ================

    The accompanying notes are an integral part of the financial statements.

                           Winmax Trading Group, Inc.
                            Statements of Operations
         Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                            Three Months                  Nine Months
                                   ----------------------------  -----------------------------
                                        2001          2000            2001           2000
                                   -------------  -------------  -------------  --------------
Revenue:
   Fees, commissions and interest  $           -  $      10,854  $           -  $       36,067
                                   -------------  -------------  -------------  --------------
Operating Costs and Expenses:
   General and administrative            189,152        158,394        907,193         420,417
                                   -------------  -------------  -------------  --------------
(Loss) from operations                  (189,152)      (147,540)      (907,193)       (384,350)
Other income (expense):
  Realized (loss) on marketable
    securities                                 -         (9,462)             -          (9,462)
                                   -------------  -------------  -------------  --------------
Net (loss)                         $    (189,152) $    (157,002) $    (907,193) $     (393,812)
                                   =============  =============  =============  ==============

Per Share Information - basic
   and fully diluted:

Weighted average common shares
   outstanding                         1,090,110        376,000      1,821,662         376,000
                                   =============  =============  =============  ==============

(Loss) per share                   $       (0.17) $       (0.42) $       (0.50) $        (1.05)
                                   =============  =============  =============  ==============

    The accompanying notes are an integral part of the financial statements.

                           Winmax Trading Group, Inc.
                            Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                       2001          2000
                                                  -------------  -------------

Cash flows from operating activities:
  Net cash (used in) operating activities         $     (73,493) $    (310,756)
                                                  -------------  -------------
Cash flows from investing activities:
  Net cash provided by (used in)
  investing activities                                        -         97,248
                                                  -------------  -------------
Cash flows from financing activities:
  Net cash provided by financing activities              80,470        249,304
                                                  -------------  -------------
Increase (decrease) in cash and cash equivalents          6,977         35,796
Cash and cash equivalents, beginning of period            1,741              -
                                                  -------------  -------------
Cash and cash equivalents, end of period          $       8,718  $      35,796
                                                  =============  =============
Supplemental cash flow information:
   Cash paid for interest                         $           -  $           -
   Cash paid for income taxes                     $           -  $           -

    The accompanying notes are an integral part of the financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP.
In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included.
The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2000 and for the two years then ended, including notes thereto included in the
Company's Form 10-KSB.

(2)      Organization

The Company was incorporated under the laws of the State of Florida on September
26, 1996. The Company, as General Partner of an investment fund, Winmax Alpha
Fund Limited Partnership ("Alpha"), had been in the business of operating and managing Alpha. The Company's operating revenue during the prior year consisted almost solely of the incentive fees, commissions and interest derived from the operation and management of this fund. Alpha was a Delaware limited partnership formed to trade, invest in, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on futures contracts, and all rights and interests pertaining thereto.

During October 2000, the Company terminated Alpha in accordance with the terms of the Limited Partnership Agreement and returned the limited partners'
investments; the Company then had no significant business operations.

(3)      Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents, if any, were not considered as their effect would be anti dilutive.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)

(4)      Stockholders' Equity

During the quarter ended September 30, 2001, a Company officer contributed
$54,470 to the Company's working capital.

During the period ended September 30, 2001, the Company issued 330,000 shares of common stock for legal services. The Company also issued 255,000 shares pursuant to the Company's employee stock option plan. The shares were registered by the
Company on an S-8 Registration Statement. The shares were valued at the fair market value of the common stock on the filing dates of the S-8 registration statements. Pursuant to the S-8, the shares were issued as prepaid expenses totaling $132,000 and employee options totaling $102,000.

(5)      Other--Various lawsuits and claims

ELO Associates II, Ltd v. Winmax Trading Group, Inc. and Ralph Pistor (Circuit
Court of the Seventeenth Judicial Circuit in and for Broward County, Florida;
Case No. 01-04868 (14)). On October 9, 2001, a default judgment was issued on the issue of our liability, with the issue of damages to be decided by a bench trial. The Company was never served with a copy of the summons or complaint in this matter and never otherwise received a copy of the Complaint; however, the
Company's best information is that the lawsuit makes claims for breach of a lease agreement, including alleged damages of $222,324. The Company intends to appeal the judgment for failure to affect service of process of the summons and the Complaint upon the Company and to file appropriate defenses to the claims.
Although the Company intends to vigorously appear and otherwise defend this matter, its outcome cannot be predicted. Should the Court order a judgment in the full amount of the alleged damages and the Company exhausts all of its appeals, such payment would have a materially adverse affect on the Company's consolidated results of operations or financial position, unless such payment was made by a member of the Company's management.

Forward-Looking Statements

This report on Form 10-Q contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities
Exchange Act of 1934. The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties, including those risks factors contained in our Form 10-K report.
Statements made herein are as of the date of the filing of this Form 10-Q with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, the Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 2. Management's Discussion and Analysis or Plan of Operations.

The following discussion and analysis provides information that the Company believes is relevant to an assessment and understanding of its consolidated results of operations and financial condition. This discussion and analysis covers material changes in financial condition since December 31, 2000 and material changes in the results of operations from the nine months ended
September 30, 2001. This discussion and analysis should be read in conjunction with the Company's Form 10 - KSB for the year ended December 31, 2000, including the Company's financial statements contained therein.

Results of Operations

As reported in the December 31, 2000 notes to the Company's Consolidated
Financial Statements, effective with the termination of Alpha, the Company has had no significant business operations or revenue.

Cash Outlays for general and administrative expenses continued to decrease during the third quarter. This decrease is attributable to the Company's failure to conduct business operations. Total general and administrative expenses of
$269,623 continued to be a major expense of the Company.

Direction and Focus of Operations and Management Change The Company's Directors,
Gerald Sklar, Tony Miller, David Young and Elain Probert, have decided that the
Company's interests are best served by changing the Company's business plan to engage in mining operations.

Legal Proceedings
Not Applicable.

Liquidity and Capital Resources
The Company has no material commitments for capital expenditures at September
30, 2001.

The Company has no significant business operations. The Company will need additional capital to continue its operations for the next twelve months. The
Company may have to seek financing through the sale of its shares, a debt offering, or loans from its Officer or Directors, which are subject to the following significant risks: (a) there can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed or on terms favorable to the Company; (b) equity financing may dilute the ownership interests of shareholders; (c) additional equity securities may have rights and preferences or privileges that are senior to the
Company's Common Stock; (d) debt financing would require payment of principal and interest that may pose an undue financial strain on the Company's operations; and (e) debt financing may involve restrictive covenants that could impose obligations on the Company's operating flexibility to continue its business and operations.

                           Part II: Other Information

Item 1:  Legal Proceedings
See Note 5 to Consolidated Financial Statements (unaudited) ending September 30,
2001 contained herein.

Item 2:  Changes in Securities
Not Applicable.

Item 4:  Submission of Matters to a Vote of Security Holders
Not Applicable.

Item 5:  Other Information
Not Applicable.

Item 6:  Exhibits and Reports on Form 8-K and Form S -8
         A.       Exhibits
                  None

         B.       Reports on Forms 8-K dated March 7, 2001 filed with the SEC on May 7, 2001,and June 19, 2001.
                  Reports on Forms S-8 on the following  dates.  June 7, 2001;
                  July 3, 2001; July 27, 2001 and August 21, 2001 (POS).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WINMAX TRADING GROUP, INC.

Date: November 20, 2001                     By:/s/ Gerald Sklar
                                                Gerald Sklar
                                                President
                                                (Principal Financial Officer)

