Form 10QSB/A
period 2001-09-30
WINMAX TRADING GROUP INC
filed 2002-02-28
CIK 1035517

                                  FORM 10-QSB/A

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

                         Commission File Number 0-29751

                           Winmax Trading Group, Inc.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------

             Florida                                         65-0702554
             -------                                         ----------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X      No ___
                                       ---

The number of shares outstanding of each of Issuer's classes of common equity as of  September 30, 2001.

         Common Stock, par value $.001            3,881,003
         -----------------------------            ---------
                  Title of Class               Number of Shares

Transitional Small Business Disclosure Format   yes____   no  X
                                                             ---

                           Winmax Trading Group, Inc.

                                      Index

                                     Part I
                                     ------
                        Index                                             1

Item 1.                 Financial Statements

                        Balance Sheet as of September 30, 2001            2

                        Statements of Operations for the Three
                        and Nine Months Ended September 30,
                        2001 and 2000                                     3

                        Statements of Cash Flows for the Nine
                        Months Ended September 30, 2001 and 2000          4

                        Notes to Financial Statements                   5 - 7

Item 2.                 Management's discussion and analysis
                        or plan of operation                              8

                                     Part II
                                     -------

                        Other information                                 9

Signatures                                                               10

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

During the period ended June 30, 2001 an officer of the Company contributed
$3,000 in unpaid salary to the capital of the Company.

During the period ended June 30, 2001 the Company issued 920,000 shares of its common stock pursuant to From S-8 registration statements and 2,000,000 unregistered shares of its common stock valued at $1,669,500. The shares were issued for services rendered, for future services, for intangibles and to settle a shareholder's loan. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued.
Amounts expensed aggregated $659,950 amounts included as prepaid expenses aggregated $278,750, the settlement of the shareholder's loan aggregated $30,800 and amounts capitalized as intangible assets aggregated $700,000.

During the quarter ended September 30, 2001, a Company officer advanced
$54,470 for working capital.

During the period ended September 30, 2001, the Company issued 330,000 shares of common stock for legal services. The Company also issued 255,000 shares pursuant to the Company's employee stock option plan. The shares were registered by the
Company on From S-8 Registration Statements. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares would be issued. Pursuant to the S-8's, the shares were issued as prepaid expenses totaling $132,000 and employee options totaling $102,000.

(5)      Other--Various lawsuits and claims

ELO Associates II, Ltd v. Winmax Trading Group, Inc. and Ralph Pistor (Circuit
---------------------------------------------------------------------
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

(6)      Subsequent events

During the period from October 1, 2001 through November 19, 2001 the Company
Issued 4,000,000 shares of unregistered common stock in exchange for services and other non cash consideration. These shares were valued at the approximate fair market value of the common stock on the dates it was agreed that the shares would be issued of $1,800,000, In addition, the Company issued
2,265,000 shares of common stock pursuant to Form S-8 Registration statements for services and other non-cash consideration. These shares were valued at the approximate fair market value of the common stock on the dates it was agreed that the shares would be issued of $1,124,000.

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

         B.       Reports on Forms 8-K
                  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WINMAX TRADING GROUP, INC.
                                                --------------------------

Date: February 28, 2002                         By:/s/ Gerald Sklar
                                                   ----------------
                                                Gerald Sklar
                                                President
                                                (Principal Financial Officer)

