Form 10QSB/A
period 2001-06-30
WINMAX TRADING GROUP INC
filed 2002-04-16
CIK 1035517

                           FORM 10-QSB/Amendment No. 1
                to the 10QSB for the quarter ended June 30, 2001

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)
         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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
of incorporation or organization)

  Suite 150 - 530 S. Federal Highway, Deerfield Beach, Florida 33441-4140
(Address of principal executive office)                           (Zip Code)

                                866 - 624 - 4466
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
          Title of Class                                       Number of Shares

        Transitional Small Business Disclosure Format yes___ no_X__

                          Winmax Trading Group, Inc .

                                     Part I

                                                                          Page
                              Index

Item 1. Financial Statements
        Balance Sheet as of June 30, 2001                                      1

        Statements of Operations for the Three and
        Six Months Ended June 30, 2001 and 2000                                2

        Statements of Cash Flows for the Six Months
        Ended June 30, 2001 and 2000                                           3

        Notes to Financial Statements                                          4

Item 2. Management's discussion and analysis or
          plan of operation                                                    6

                                     Part II

            Other information                                                  9

         Signatures                                                           10

                           Winmax Trading Group, Inc.
                                  Balance Sheet
                                  June 30, 2001
                                   (Unaudited)

                                                                          Assets
  Current assets
  Cash                                                                        $0
                                                                 ===============

Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable                                                      $ 21,900
  Due to shareholder                                                       2,471
                                                            --------------------
                                                                          24,371

Stockholders' Equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                           -

  Common stock, $.001 par value,
   50,000,000 shares authorized,
   3,296,000 shares issued and outstanding                                 3,296

   Additional paid-in capital                                          2,461,479
   Accumulated deficit                                                (1,510,863)
    Common shares issued for
     deferred services                                                  (978,283)
                                                       -------------------------
                                                                         (24,371)
                                                       -------------------------
                                                              $              -
                                                                 ===============

             See the accompanying notes to the financial statements.

                           Winmax Trading Group, Inc.
                            Statements of Operations
            Three Months and Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                  Three Months                       Six Months
                                                     -----------------------------------------------------------
                                                               2001        2000         2001             2000
                                                     -----------------------------------------------------------

Revenue:
   Fees, commissions and interest                        $    --        $ 25,213    $    --        $   25,213

Operating Costs and Expenses:
 General and administrative                                   25,257      85,311       58, 091        262,023
 Non Cash Stock Compensation                                 659,950         -         659,950              -
                                                       ------------- -----------  ------------    -----------

Net (loss)                                               $  (685,207)  $ (60,098)   $ (718,041)    $ (236,810)
                                                            ========    ========       =======       ========

Per Share Information - basic
 and fully diluted:

Weighted average common shares
  outstanding                                                724,335     370,433     1,072,667        368,000
                                                             =======     =======     =========        =======

(Loss) per share                                         $     (0.95)  $   (0.16)   $   (0.67)      $   (0.64)
                                                              ======    ========       =======      =========

             See the accompanying notes to the financial statements.

                           Winmax Trading Group, Inc.
                            Statements of Cash Flows
                     Six Months Ended June 30, 2001 and 2000
                                   (Unaudited)

                                                                        2001             2000
                                                                        ----             ----
Cash flows from operating activities:
  Net cash (used in) operating activities                            $  (41,009)         $ (242,452)

Cash flows from investing activities:
  Net cash provided by
    investing activities                                                  --                 82,392

Cash flows from financing activities:
  Net cash provided by financing activities                               39,268            250,060
                                                                  --------------   ----------------
Increase (decrease) in cash and cash equivalents                          (1,741)            90,000

Cash and cash equivalents, beginning of period                             1,741               --

                                                                 ---------------   ----------------
Cash and cash equivalents, end of period                             $     --              $ 90,000
                                                                        ========         ==========

Supplemental cash flow information:
   Cash paid for interest                                            $     --            $     --
   Cash paid for income taxes                                        $     --            $     --

             See the accompanying notes to the financial statements.

                           WINMAX TRADING GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
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

During October 2000, the Company terminated Alpha according to the terms of the
Limited Partnership Agreement and returned the limited partners' investments.
Upon Alpha's termination, the Company had no significant business operations.

In June 2001, the Company appointed a new Board of Directors; the new Directors then appointed a new management team with expertise in Internet web development-design, Web casting, Internet Solutions and E-Commerce. In addition, the new directors decided that the Company's interests would be best served by engaging the Company in the precious and semiprecious gem industry, particularly the colored gem industry, wherein the Directors' experience lies.

The Company's corporate strategy is to take precious and semiprecious gemstone raw materials and/or minerals purchased from properties it intends to acquire and/or third party miners, arrange for the finishing of the gemstone materials and/or minerals, and thereafter market the precious and semiprecious gems as well as jewelry through its Internet Division. While the Company pursues this strategy, its Internet Division will be in a position to pursue clients in
Internet web development design, web casting, Internet solutions and E-Commerce.

(3)       Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128,
"Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents, if any, were not considered, as their effect would be antidilutive.

(4)       Stockholders' Equity

On March 19, 2001, the Company affected a reverse stock split in a ratio of 1 to
25. All share and per share amounts have been adjusted to give effect to this split, except that the post split common share still retains a par value of
$0.001.

During the quarter ended June 30, 2001, the Company's president contributed
$3,000 in unpaid salary to the Company's capital.

During the period ended June 30, 2001, the Company issued 2,930,000 shares of its common stock valued at $1,669,033, as follows: (a) 920,000 shares of its common stock issued under Form S-8 registration statements; and (b) 2,000,000 unregistered common shares issued pursuant to exemptions from Registration. The shares were issued for services rendered, and for future services. The unregistered shares were issued to settle a shareholder's compensation and loans. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued. Amounts expensed aggregated $659,950; amounts issued for future services aggregated $978,283 and amounts for settlement of the shareholder's loan aggregated $30,800.

(5)       Other--Various lawsuits and claims

During the first quarter, 2001, an action was filed in the Circuit Court of the
17th Judicial Circuit in and for Broward County, Florida (Case No:
CA-CE-01-004868 (14) by Elo Associates II, Ltd., a Florida Corporation against the Company and its prior President, Director and Majority Shareholder seeking damages in the amount of $223,324 for breach of it's lease agreement for office space. We cannot determine at this time whether any liability or damages will be imposed against the Company. The Company has no insurance coverage for any damages that may be awarded against the Company. Should any damage awards be rendered against the Company, they may have a material adverse affect on the
Company's operations and financial condition.

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

ITEM 2
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

Results of Operations

As reflected in the Company's 10KSB for the period ended December 31, 2000, the
Company's financial position and operating results raise substantial doubt about its ability to continue as a going concern. As reported in the December 31, 2000 notes to the Consolidated Financial Statements: effective with the termination of ALPHA, the company had no significant business operations or any revenue.
Accordingly, any comparison between the results of operations for the periods ended June 30, 2001 with the results of operations for the year ended December
31, 2000 or the periods ended June 30, 2000 would not be meaningful.

Total operating expenses increased from shares issued to an officer in the amount of $569,200 through the issuance of our common stock and shares issued for the amount of $90,750 which was expensed for legal services.

To introduce the Company's new business focus, the Company entered into agreements with employees and consultants to develop an internet website and create an interactive CD rom. The Company paid for these services by issuing shares of its common stock.

Direction and Focus of Operations and Management Changes

On June 12, 2001 Mr. Gerald Sklar was appointed to the Company's Board of
Director's. Mr. Ralph Pistor resigned his position as President, Chief Executive
Officer and Director. Mr. Gerald Sklar agreed to act as interim President, Chief
Executive Officer, and Director until the next Annual General Meeting.

The Company's new directors are presently investigating the feasibility of changing the Company's direction through acquisitions of various enterprises.

Liquidity and Capital Resources

The Company has no material commitments for capital expenditures at June 30,
2001.

The Company's Form 10QSB for the quarter ended March 31, 2001, stated that the
Company has financed its operations principally through equity investments and revenues derived from its management of Alpha. Effective with the termination of
Alpha, the Company had no significant business operations. The Company will need additional capital to continue its operations for the next twelve months and may raise funds through the sale of equity shares or debt financing or loans from
Directors and Officers. There can be no assurance that additional private or public financing, including debt or equity financing, will be available as needed, or on terms favorable to the Company. Any additional equity financing may be dilutive to shareholders and these additional equity securities may have rights, preferences or privileges that are senior to those of the Company's
Common Stock. Furthermore, debt financing, if available, will require payment of interest and may involve restrictive covenants that could impose limitations on the operating flexibility of the Company. The failure of the Company to obtain additional funding may jeopardize the Company's ability to continue its business and operations.

Part II: Other Information

Item 1: Legal Proceedings

During the first quarter, 2001, an action was filed in the Circuit Court of the
17th Judicial Circuit in and for Broward County, Florida (Case No:
CA-CE-01-004868 (14) by Elo Associates II, Ltd., a Florida Corporation against the Company and it's prior President, Director and Majority Shareholder seeking damages in the amount of $223,324 for breach of its lease agreement for office space. We cannot determine at this time whether any liability or damages will be imposed against the Company. The Company has no insurance coverage for any damages that may be awarded against the Company. Should any damage awards be rendered against the Company, they may have a material adverse affect on the
Company's operations and financial condition.

Item 2:  Changes in Securities

On March 19, 2001 the Company affected a reverse stock split in a ratio of 1:25.
The rights accruing to the holders of the securities have not changed except that the post split common share still retains a par value of $0.001. All share and per share amounts have been adjusted to give effect to this split.

Sales of Unregistered  Securities
On April 2, 2001, the Company issued 2,000,000 shares of our common stock to our former President and Director for services rendered to the Company. The Company relied upon Section 4(2) of the Securities Act of 1933, as amended for the issuance of these shares. The Company believed that Section 4(2) was available because the issuance did not involve a public offering.

Item 3.  Defaults Upon Senior Securities
              None

Item 4:  Submission of Matters to a Vote of Security Holders
              None

Item 5:  Other information
              None

Item 6:  Exhibits and Reports on Form 8-K
                  A.       Exhibits
                             None
                  B.       Reports on Form 8-K

We hereby incorporate our Form 8K which was field with the Securities and
Exchange Commission on May 4, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the
Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WINMAX TRADING GROUP, INC.

Date: April 15, 2002                         By:/s/ Gerald Sklar
                                                    President
                                                   (Principal Financial Officer)