Form 10KSB
period 2001-12-31
WINMAX TRADING GROUP INC
filed 2002-05-09
CIK 1035517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2001

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
                             -----------------------
        (Exact name of small business issuer as specified in its charter)

                    FLORIDA                       65-070-2554
               -----------------              -------------------
                 State or other jurisdiction of I.R.S. Employer
                incorporation or organization Identification No.

                      530 South Federal Highway, Suite 150
                       Deerfield Beach, Florida 33441-4140
               ---------------------------------------------------
                     (Address of principal executive office)

                                 (866) 624-4466
                                 --------------
                 (Issuer's telephone number including area code)

Securities registered pursuant to Section 12(g) of the Act:

             Title of each class       Name of each exchange on which registered
             -------------------       -----------------------------------------
                Common Stock               Over-the-Counter Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          X  Yes       No
         ---

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in RULE
405, 17 CFR 230.405.) The aggregate market value of the voting and non-voting common equity held by non-affiliates as of 1,154,313 is $577,157.

    APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:
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

State issuer's revenue for its most recent fiscal year: Our revenues for the year ended December 31, 2001 are $276,437.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of April 24, 2002, we had
1,964,313 post-split shares of our common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [ X ]

Transactional Small Business Disclosure Format (check one)
        Yes __            No _X_

                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2001

                                     PART I

                                     PART II

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure..............................................17

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;

                                     PART I

Forward-Looking Statements:
This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Winmax Trading Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting,
Internet solutions and e-commerce business, as well as the gemstone business;
(b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, including the ability to support any possible future exploration activities; and (d) should we engage in testing and exploration activities, we will be subject to regulatory concerns, including those regulations pertaining to environmental permitting of operations, air quality, water quality and wildlife monitoring, safety regulations, claim filings and maintenance inspection and monitoring, all of which would subject us to substantial costs
(See "Management's Discussion and Analysis of Financial Condition and Results of
Operations" and other documents we have filed with the Securities and Exchange
Commission, including but not limited to our quarterly reports on Form 10-QSB).
Statements made herein are as of the date of the filing of this Form 10-KSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Item 1. Description of Business

Business Development
We were incorporated in the state of Florida on September 26, 1996 to engage in commodities futures trading. From approximately November 1996 until October
2000, we managed a commodities futures investment fund, the Winmax Alpha
Fund Limited Partnership, for which we were the general partner. From October
2000 until May 2001, we had no significant operations or business plan. In June
2001, our President and Chairman of the Board of Directors resigned and sold his
100,000 post-split shares (2,000,000 pre-split) of our common stock to Gerald
Sklar, our current President and Director. We then appointed new Board members and Officers to fill existing vacancies and adopted our new corporate strategy described below.

Our Corporate Strategy
In June 2001, we adopted our new corporate strategy to: (a) establish a web development design, web casting, Internet solutions and e-commerce business; and
(b) acquire precious and semi-precious gemstone raw materials and/or minerals from properties in which we have an interest, and/or from third party miners and to thereafter arrange for the finishing and marketing of the gemstone material and created jewelry through our Internet website at www.thegemstore.com. We have pursued this corporate strategy since June 2001; however, to date: (a) our revenues have been generated solely from our web design, web casting, Internet, and other web development services; and (b) while we have acquired inventory of precious and semi-precious gemstone inventory through our purchase of Global
Gemstone and Jewelry Inc., we have not acquired any other such inventory or raw materials from our property interests or from third party miners.

Our Principle Products/Services/Distribution Methods and Markets:

WEB DEVELOPMENT AND INTERNET SERVICES

Our Web Development and Internet services are accomplished through our in-house employees. In addition, we hire consultants on an as-needed contract basis.

Our Web Development and Internet services include:
Multimedia - Our Internet Services support our internal operations, including our proposed online marketing of gems and gemstone jewelry.

Internet Solutions- Assists emerging growth companies and our other clients to develop new media solutions, tailored to their specific requirements, for complex communication needs which are tailored to their specific needs. Our services include the creation of an interactive environment enabling emerging growth companies and our other clients to talk and interact with their investors and clients and make them feel, see, and understand the message in the manner it was intended. The three main operations of our Internet Solutions are:

1)       Web Services
Combines design with functional programming and structured information for quick and intuitive access for website visitors.

2)       New Media Services
Involves interactive media such as CD Roms, DVDs and Flash technology intended for high customer retention rate. Our New Media Services operations create presentations, sales material, interactive instruction and various custom applications for businesses.

3)       Internet Broadcast Services
Provides video streaming technology that includes live, remote live and archived broadcast programming over the Internet with video and editing using an editing program.

Our projects are custom designed to fulfill each individual client's needs. To offer this value-added solution we offer the following:

Internet Solutions Service List
Web Development (HTML, Java, Flash, C++) Precise programming and coding is essential to the development of a functional web site which we attempt to do through our Internet development team specializing in HTML, Java, and Flash.

Graphic Design/Optimization
Proper design is crucial to developing an experience that communicates the right message to the intended audience. We attempt to accomplish this objective through our graphic design services which include the elements crucial to creating understanding in an online environment, from color and font styles to the object-oriented code that integrates with the database.

Database Development
(Oracle, SQL, Perl, Interdev, VB, C++, Cold Fusion) To help our clients maintain consistent and repeat visitation, we offer services to develop database-driven websites that allow our customers to easily make changes to information requiring constant updating.

Ancillary Services
We develop a series of reusable objects in Java to provide functionality to small to medium-sized corporate Intranets. Our ancillary services include scheduling, contact, project, time sheet, billing, file sharing, and administrative modules. In addition, we provide business-to-business extranet services. Extranet is a closed system that runs over the Internet that has password protection to prevent data/information from being viewed by the general public. For example, we may establish an extranet format that enables a company to make specific data/information pertaining to their inventory available to only the company's retail outlets, but otherwise prohibiting access to such data/information by any other person or entity.

Internet Broadcasts
We provide a full broadcast package and in-house production studio to assist companies in delivering messages on a global scale through live Internet broadcasts.

Web Hosting
We are equipped to provide continuous high-speed access to and transmission of information 24 hours a day, 365 days a year. As a part of our hosting services, we also register or transfer domain names with Internet and set up capabilities and we maintain a virtual server for companies.

SEMI-PRECIOUS AND PRECIOUS GEMSTONE BUSINESS

Our corporate strategy is to engage in the testing, production, processing and
Internet marketing of the precious and semi-precious gemstone and jewelry industry, particularly colored gemstones and jewelry. We entered into this business to make the best use of our new management team's expertise in the colored gemstone and jewelry industry, as well as our expertise in Internet web casting, web hosting and web design.

Since June 2001, our corporate strategy regarding the semi-precious and precious gemstone industry has been:
        a)   to acquire interests in properties which we believe have the potential to supply us with precious and/or semi-precious gemstone materials and/or minerals for the purpose of finishing and later sale;

        b)   to conduct testing and exploration on these properties to qualify and quantify the potential of the deposit as it relates to precious and or semi-precious gemstones and/or minerals;

        c)   if viable deposits are located, to create and thereafter implement marketing plans so that any gemstones and/or minerals obtained from properties may be marketed either through Internet sales or through direct bulk sales to larger purchasers;

        d)   to develop a self-contained and secure Internet and e-commerce facility to be used as our prime marketing tool for the sale of gemstones and jewelry for business-to-business as well as
             business-to-consumer; and

        e)   if we are unable to obtain precious or semi-precious material and/or minerals from viable deposits, obtain them from third party miners.

To date, we have not conducted any testing or exploration activities. Our engagement in the semi-precious and precious gem business has, thus far, been restricted to the development of Internet facilities and to the acquisition of:
(a) certain property interests, and (b) Global Gemstone and Jewelry Inc., an entity, through which we obtained a gemstone inventory. We will attempt to conduct a semi-precious and precious gem business via our website at
WWW.THEGEMSTORE.COM. We will also attempt to continue to attempt to acquire interests in properties to conduct testing and exploration activities and develop a portfolio of ready to produce resource properties.

To implement our corporate strategy, we acquired an interest in certain properties from Stone and Woods Corporation s.a.r.l. ("Stone and Woods"), a
Malagasy company that has a number of properties in the Democratic Republic of
Madagascar. Until a testing and exploration program has been finalized and a sizeable and continuous supply of rough precious and semi-precious gemstones material and/or minerals is being supplied from this interest, if ever, we will attempt to purchase rough precious and semi-precious gemstone material and/or minerals from local third party miners in Madagascar to build inventories of finished gemstones and jewelry for future sales. For further information regarding our acquired interest from Stone and Woods, please see our Material
Agreements Section at page 7.

In November of 2001, we purchased Global Gemstone and Jewelry Inc. ("Global
Gemstone"), a Canadian corporation. As a result of this purchase, we received a gemstones and jewelry inventory. We accomplished this by purchasing 100% of
Global Gemstone's outstanding shares from its two shareholders for $75,000.
Global Gemstone is now an active company.

We have created various websites on behalf of our clients for which we provided web development and Internet services and on certain of these websites we have placed banner ads promoting our efforts to sell our finished gemstones and jewelry.

Northern Saskatchewan Project
In July 2001, we signed an agreement to acquire an interest in a Kimberlite property located in the northern portion of Saskatchewan, Canada to conduct
Kimberlite exploration activities. This property is situated in the Province of
Saskatchewan, Canada, approximately 65 kilometers to the east-northeast of the city of Prince Albert, Saskatchewan's third largest city. Approximately half the property is located in agricultural lands and is easily reached by a grid network of all-weather gravel roads. Should subsequent testing reveal reserves of Kimberlite we intend to use this asset and production to:
        -   Create cash flow for planned expansion;
        -   Acquire core assets in the area of precious gem and other producing resource properties; and
        -   Seek out companies with cash flow that need additional capital to further develop their operations for possible acquisition or investment.

Global Gemstone & Jewelry Inc.
Global Gemstone & Jewelry Inc. ("Global Gemstone"), our precious gem-marketing arm, creates custom made jewelry in Changmi, Thailand. The finished product will be made available in international markets. Global Gemstone attends various international gem shows, such as the Tucson Gem Show, and hopes to sell rough and cut gem inventory and create further sales contacts and alliances from its attendance.

Material Agreements
In November of 2001, we acquired an interest from Stone and Woods Corporation
s.a.r.l. ("Stone and Woods"), a Malagasy company that has a number of properties in the Democratic Republic of Madagascar. According to our Agreement with Stone and Woods, we would bear financial responsibility for an exploration program of certain properties and Stone and Woods would bear sole responsibility for the various governmental lease and license costs. This Agreement pertains to 17 perimeters (a perimeter is 2.5 kilometers x 2.5 kilometers) in the Democratic
Republic of Madagascar. We are currently in the process of developing a testing, pre-exploration and exploration program with Stone and Woods. The Agreement further provides that from our proposed investment we will receive 75% of the gemstone and/or mineral material extracted from the these properties in either the testing, pre-exploration, exploration or production stages, while Stone and
Woods would receive the remaining 25%.

Until such time as the testing, pre-exploration and/or exploration program has been finalized and a sizeable and continuous supply of rough precious and semi-precious gemstones material and/or mineral material is being supplied from this interest, if ever, we will purchase rough precious and semi-precious gemstones and/or mineral material from local third party miners in Madagascar in order to build inventories of finished gemstones and to create jewelry for sale.

In November 2001, we entered into a further Agreement with Stone and Woods regarding inspecting different Malagasy perimeters whereby Stone and Woods assigned us its interest in a certain Agreement it had with Adam Mining Company.
Adam Mining Company, a Malagasy mining corporation, bears sole responsibility for all site costs while we would be responsible for all administrative details and payments. Adam Mining Company will retain 75% of the gemstone material extracted from the properties, while we will receive the remaining 25%. Of our share, we will pay to Stone and Woods 20% of our share, thus retaining 20% of all material to be extracted from the properties. We will receive 20% of all gemstone material extracted from these Adam Mining Company perimeters. While
Adam Mining Company is carrying out a pre-exploration excavation program on these properties, no testing or exploration program has been conducted on these properties and no such programs are currently being contemplated. The procedure for these properties involves Adam conducting its pre-exploration operation upon the properties where gemstone material is obtained. There are no assurances as to regarding how long and to what extent these properties will continue to yield gemstone material, if any.

In furtherance of our new business strategy, in July of 2001, we purchased a 25%
interest from Thomas Meeks in a Kimberlite project located in Saskatchewan,
Canada for possible exploration activities. We paid $20,000 for this interest.
The property is easily accessible by a grid network of all-weather roads. We intend to devote our attention to developing a testing and exploration program for these properties once the Malagasy testing exploration program has been nitiated. Should testing reveal reserves, we intend to use this asset and any production to be obtained from this property to:
        -   Create cash flow for planned expansion;
        -   Acquire core assets in the area of precious gem and other producing resource properties; and
        -   Seek out companies with cash flow that need additional capital to further develop their operations.

Our Customers
Web Development and Internet Services.
Our customers encompass a wide range of type customers, including emerging growth companies and other companies.

Semi-Precious and Precious Gemstone Business
We intend to market  semi-precious and precious gemstones to a wide array of consumers via the Internet,  including bulk sales to gem houses and gem shows.
At present we have no customers for this segment of our business.

Dependence on Major Customers
Web Development and Internet Services.
During 2001, a single affiliated customer accounted for all of our revenues.
Therefore, during 2001, we were dependent upon a single customer.

Semi-Precious and Precious Gemstone Business
While we intend to market gemstones to a wide array of consumers via the
Internet, we do not expect to become dependent upon a single or a few major customers; however, there are no assurances that we will not become so dependent in the future. At present, we have no customers for this segment of our business.

Our Billing Practices
Web Development and Internet Services.
We typically require payment in advance of our services being rendered.

Semi-Precious and Precious Gemstone Business.
Internet  sales will be paid for in advance by credit card or any other form of pre-payment.  All other sales will be paid for in advance.

Geographic Markets
Web Development and Internet Services.
Our web development and Internet services are offered throughout the North
America market, including the United States, Canada and Mexico.

Semi-Precious and Precious Gemstone Business.
These services will be offered throughout the world by Internet or by direct contact with buyers.

Competitive Business Conditions
Both our web development and Internet services and semi-precious and precious gemstone business are increasingly competitive, with hundreds of competitors on the Internet alone. In addition, because barriers to market entry are relatively low and new competitors can establish new sites at a relatively low cost utilizing a variety of market available software, we expect competition to become increasingly intensified in the future. Therefore, competition is rapidly evolving and very competitive and there are no assurances that we can keep pace with the intense competition in this market. Our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than us. Accordingly, these companies are able to conduct extensive marketing campaigns that we are financially unable to accomplish. In addition, these companies may create more attractive pricing as well as payment terms. There are no assurances that we will be able to overcome the competitive advantages of our competitors.

Suppliers
Web Development and Internet Services.
We supply our own services in-house and/or through contract consultants.

Semi-Precious and Precious Gemstone Business.
We intend to initially acquire precious and semi-precious gemstone raw materials and/or minerals from third party miners and later from properties in which we have an interest.

Sources and Availability of Raw Materials
Web Development Internet Services.
We do not use raw materials in this aspect of our business.

Semi-Precious and Precious Gemstone Business.
We intend to use raw materials purchased from a variety of different suppliers located worldwide, but usually from suppliers located in Africa and Southeast
Asia. We do not anticipate any shortage of raw materials.

Patents, Trademarks and Licenses
We have no patents, trademarks or licenses regarding any aspects of our business.

Regulatory Matters
Web Development and Internet Services.
We are not aware of any governmental regulations pertaining to this aspect of our business that will have a material impact.

Semi-Precious and Precious Gemstone Business
Our business activities will be governed by a variety of governmental laws and regulations. Of most import are the Mining and Export Laws in the Democratic
Republic of Madagascar. At present, Malagasy Law restricts, and in some cases prohibits, companies such as us from owning gemstone-producing properties in
Madagascar. Certain of Malagasy holdings are therefore owned by Malagasy
National Nominees. Other nations for which governmental controls are important to us include: Import/Export Laws in Thailand, Sri Lanka and Vietnam, where we will finish our precious and semi-precious gemstones material into a finished product and make jewelry, and the Taxation Laws of the United States, Canada and
Europe where we expect our largest sales to occur. We are not aware of any legislation or proposed legislation which we believe will have any adverse affect upon our operations.

Compliance with Environmental Regulations
Web Development and Internet Services. This aspect of our business does not involve the emissions of pollutants or other substances under the regulations of the Environmental Protection Agency or any other state, local or foreign environmental authorities. Accordingly, we have no cost affiliated with environmental compliance.

Semi-Precious and Precious Gemstones.
This aspect of our business does not currently involve the emission of pollutants or other substances; however, should we enter the Kimberlite exploration business, we will have to comply with various environmental regulations that may exist or come into being.

Future Regulation
Web Development and Internet Services. Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:
        o   content,
        o   privacy,
        o   access to adult content by minors,
        o   pricing,
        o   bulk e-mail,
        o   encryption standards,
        o   consumer protection,
        o   electronic commerce,
        o   taxation,
        o   copyright infringement, and
        o   other intellectual property issues.

Our web development and Internet services business involves use of the Internet, as well as our semi-precious and precious gemstone business. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry may increase our costs or limit our ability to offer our services.

Research and Development
Since our inception to present we have not spent any funds on research and development regarding any aspect of our business.

Employees
We currently have approximately 15 part-time employees. We currently have two full-time employees, as follows: (a) Our President/Chief Executive Officer,
Gerald E. Sklar, who is responsible for directing our overall operations; and
(b) David M. Young, Vice President, who is responsible for customer relations.

Contract Services
Fifteen contract consultants are available on an as-needed basis to perform services pertaining to our Web Development Internet Solutions Services.
Three contract consultants are available on an as-needed basis to perform services pertaining to our Semi-Precious and Precious Gemstones.

Two contract consultants are available on an as-needed basis to perform services pertaining to accounting and other corporate matters.

Item 2. Description of Property

During the year end December 31, 2001, we leased office space at the following locations:

530 S. Federal Highway, Suite 150, Deerfield Beach, Florida 33441-4140, USA. We
currently operate out of approximately 200 square feet at this location. Our telephone number at this location is (866) 624-4466. Our lease is a verbal agreement providing for a month-to-month lease and monthly rental payments of
$200.

5920 MacLeod Trail, Suite 800, Calgary, Alberta Canada, T2H 0K2. We currently operate out of approximately 6700 square feet at this location. Our telephone number at this location is (888) 533-4555. Our lease is a verbal agreement providing for a month-to-month lease and monthly rental payments of $7,965. With respect to this location, we have four (4) verbal month-to-month sublease agreements in which each sublessee pays us $1000 per month. The subleases are terminable by us or the sublessee at any time.

Changmi, Thailand. We currently operate out of approximately 1000 square feet at this location. Our telephone number at this location is (011) 66 098 559 818.
Our lease is a verbal agreement providing for a month-to-month lease and monthly rental payments of $1,000.

Antananarivo, Madagascar. We currently operate out of approximately 1000 square feet at this location. Our lease is a verbal agreement providing for a month-to-month lease and monthly rental payments of $300.

We do not own any property or intend to have any property in the future. We do not intend to renovate, improve or develop properties. We are not subject to any competitive conditions for property and currently have no property to insure. We have no policy with respect to investment in real estate or interests in real estate and no policy with respect to investments in real estate mortgages.
Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings

We are presently engaged in the following legal action as indicated below. We cannot determine at this time whether any liability or damages will be imposed against us. We have no insurance coverage for any damages that may be awarded against us. Should any damage award be rendered against us, it may have a material adverse affect on our operations and financial condition.

Name of Case. ELO Associates II. Ltd. v. Winmax Trading Group, Inc. et al (Case
No. CA-CE-02-004868(14)) (17th Judicial District, Broward County, Florida). A
motion for Default Judgment was filed against us and our past President, Ralph
Pistor, seeking damages of $222,324. The basis of the Default Judgment motion was that we and our past President entered into a long-term Lease Agreement for office space, then failed to occupy the leased space and forfeited the deposit as damages. As a result of the failure to pay the lease payment as required the
Landlord terminated the Lease and commenced an action against us and our past
President for the lease payments which would have been made over the un-expired term of the Lease. Although the motion was granted, no judgment was entered. We made a motion to set aside the motion which was granted. We are actively seeking to extract ourselves from any involvement in the judgment/suit. A Pretrial
Conference has been set upon Motion Calendar Call for July 22, 2002 and a
Jury/Non-Jury Trial Period being Four Weeks Commencing July 29, 2002.

To the best of our belief, there are no other outstanding lawsuits or actions, active or pending, in which we are involved.

We have no other pending litigation or legal matters.

Item 4. Submissions of Matters to a Vote of Security Holders

None.

                                     PART II
                                    --------

Item 5. Market for Common Equity and Related Stockholder Matters

Our stock is quoted on the Over-the-Counter Bulletin Board ("OTCBB") under the symbol "WMTG." The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On May 3, 2002, the last reported sale price of the common stock on the OTCBB was $0.50 per share.

The following table summarizes the low and high prices for our common stock for each reporting quarter for the fiscal years ended December 31, 2001 and 2000.

           Quarter                 High        Low

      2000
      First Quarter.              $1.000     $3.15
      Second Quarter              $0.188     $1.67
      Third Quarter.              $0.100     $0.35
      Fourth Quarter              $0.188     $0.10

      2001
      First Quarter               $1.25      $1.50
      Second Quarter              $4.50      $0.31
      Third Quarter               $2.85      $0.32
      Fourth Quarter              $1.00      $0.31

Holders
As of May 3, 2002, we had 1,964,313 shares outstanding, which were held by approximately fifty (50) shareholders of record. This number does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." We currently have one class of common stock outstanding.

Dividends
We have not declared any cash dividends on our common stock since our inception and do not anticipate paying such dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

Recent Sales of Unregistered Securities
On May 1, 2001, we issued 100,000 post-split (2,000,000 pre-split) shares of our common stock to Ralph Pistor in exchange for services rendered to us. These shares contained a restrictive legend. We relied upon Section 4(2) of the Act.
We believed Section 4(2) was available because the issuance did not involve a public offering.

On October 11, 2001, we issued 160,000 post-split (3,200,000 pre-split) shares of our common stock to our President and Director, Gerald Sklar, in exchange for services rendered to us. These shares contained a restrictive legend. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the issuance did not involve a public offering.

On October 11, 2001, we issued 5,000 post-split (100,000 pre-split) shares of our common stock to Elaine Prober in exchange for services rendered to us. These shares contained a restrictive legend. We relied upon Section 4(2) of the Act.
We believed Section 4(2) was available because the issuance did not involve a public offering

On October 11, 2001, we issued 25,000 post-split (500,000 pre-split) shares of our common stock to Dave Young in exchange for services rendered to us. These shares contained a restrictive legend. We relied upon Section 4(2) of the Act.
We believed Section 4(2) was available because the issuance did not involve a public offering.

On October 11, 2001, we issued 10,000 post-split (200,000 pre-split) shares of our common stock to Brenda Hamilton in exchange for legal services rendered to
us. These shares contained a restrictive legend. We relied upon Section 4(2) of the Act. We believed Section 4(2) was available because the issuance did not involve a public offering.

Item 6. Management's Discussion and Analysis

Forward-Looking Statements
The following discussion and analysis of our operations should be read in conjunction with our audited financial statements and notes thereto. Statements in our Annual Report on Form-10KSB, including our Management Discussion and
Analysis appearing below, include forward looking statements. Actual results could differ materially from those projected in the forward looking statements as a result of a number of numerous risks and uncertainties. See our Note on
Forward-Looking Statements on page 3 of this Annual Report on Form-10KSB.

A. Overview of Operations.
In June of 2001, we appointed new Board of Directors and Management Team and adopted a new corporate strategy and business to engage in: (a) the web development and Internet business; and (b) the production, processing and
Internet marketing of the precious and semi-precious gemstone and jewelry industry, particularly the colored gemstone and jewelry industry. Our business plan also contemplates conducting testing and exploration activities. Our corporate strategy is detailed at page 4 of this Form 10-KSB.

We remain dependent upon our ability to expand our web development and Internet services and secure additional financing. We will attempt to generate revenues from the sales of gemstones. Although we are pursuing financing for our continued and planned expansion of our operations, our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern. Our auditors, Stark Winter Schenkein & Co., LLP, issued a
May 2, 2002 opinion stating that because we have suffered significant losses from our operations that this factor raises substantial doubt about our ability to continue as a going concern.

All of our revenue for the year ended December 31, 2001 was generated from sales to an affiliate/consultant. The affiliate/consultant directly contracted with third party clients to construct websites for these clients and then contracted with us to assist in the design and construction of the websites. The third parties paid the affiliate/consultant for his services in shares of their common stock which the affiliate/consultant then liquidated and used the proceeds to pay us for our services. At December 31, 2001 $35,634 is due from this affiliate.

Our affiliate, Anthony Sklar, is our president's son. Anthony Sklar contracted us to design and construct websites for his clients.

We believe that we have developed and acquired the necessary operating assets to conduct our web development and Internet services and effectively compete in this area. We estimate that we will need approximately $100,000 in additional operating assets to further implement our gemstone business.

Risks and Uncertainties
During 2000 and 2001, we incurred net losses of $430,267 and $3,716,540, respectively (of which $3,654,817 is non-recurring as well as a non-cash outlay, leaving cash operating costs of only $338,160). We expect to continue to generate losses until our revenues increase. For the fiscal years ended December
31, 2000 and 2001, we had revenues of $49,815 and $276,437, respectively and operating expenses of $463,945 and $3,992,977, respectively.

We expect that our losses will continue until our revenues increase. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a protracted period of time, we may be forced to discontinue our operations.

As of December 31, 2001, we had no cash. We have required and continue to require substantial capital to fund our business operations. Currently, we have
Internet contracts and ongoing Internet sales of precious and semi-precious gemstones and jewelry for our cash flow; however, there are no assurances that these contracts and sales will adequately fund our business operations. Our future capital requirements, revenues and operating results will depend upon many factors, risks and uncertainties, including: (a) the extent of the expansion of our web development and Internet services, as well as our semi-precious and precious gemstone business; (b) the status of our competition in these business areas; (c) our ability to secure financing; and (d) should we engage in testing and exploration activities, the possible additional financial burdens we may be subject to, as well as significant regulatory costs. In addition, our short operating history in our new line of business, web development and Internet services and our other business, semi-precious and gemstones, through which we hope to generate revenues, make it difficult to accurately forecast our revenues and operating results. Our quarterly revenues are unpredictable and we expect them to fluctuate in the future due to a number of factors, including the factors in (a) through (d) above. In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

During 2001, we financed our operations through revenues obtained from our website development and Internet services.

We have no commitments, agreements or understanding regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through debt or equity financing. If additional funds are raised or acquisitions are made by issuing our equity securities, there will be dilution to the equity securities of our existing shareholders. We may also incur substantial debt or assume substantial indebtedness. Accordingly, the inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.

We are a defendant in litigation seeking damages of $222,324. The details of this litigation are contained on page 12 of this Form 10-KSB. We have no insurance coverage for any damages that may be awarded against us. Should damages be awarded against us, it may have a material adverse affect on our operations and financial condition.

B. Results of Operations.
It should be noted that our business operations were significantly different during 2001 when we focused on our website services as compared to the year 2000 when we focused on the management of the Alpha Fund.

Revenues: Year ended December 31, 2000 compared to the year ended December 31,
2001.

Our revenues during 2000 were $49,815. We derived our 2000 revenues from fees, commissions and interest from our management of a commodities futures investment fund, the Winmax Alpha Fund Limited Partnership, for which we were the general partners. During 2001, our revenue was derived from the sale and design of websites as described above under "Overview of Operations". During 2001, we derived all of our revenues of $276,437 from sales to an affiliate that provided such services. Our revenues increased from $49,815 (2000) to $276,437 (2001).
This increase was primarily due to the introduction of our web development and
Internet services and our increased efforts over time regarding these services.

Operating Costs and Expenses. Year ended December 31, 2000 compared to the year ended December 31, 2001. Our total operating costs and expenses increased from
$463,945 (2000) to $3,992,977 (2001) (deducting the non-cash items from operating cost and expenses there is a decrease to $338,160). This increase was primarily due to non-cash stock compensation of $3,654,817 and a reduction in general and administrative expenses of $172,802. Our total operating costs and expenses were composed of: (a) cost of sales of $0 during 2000 to $47,017 during
2001; (b) non-cash stock compensation of $0 during 2000 to $3,654,817 during
2001; and (c) general and administrative expenses of $463,945 during 2000 and
$291,143 during 2001. The increase in cost of sales reflected in (a) was primarily due to the costs of designing websites in 2001. The increase in non-cash stock compensation reflected in (b) was primarily due to the issuance of common shares for services. The decrease in general and administrative expenses reflected in (c) was principally due to a decrease in compensation paid to a former officer of $112,000.

C. Liquidity and Capital Resources:
At December 31, 2001, we had no cash upon which to conduct our operations. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing. Our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern.
Moreover, because we have limited revenues and a poor financial condition, we may be unsuccessful in obtaining such financing or the amount of the financing may be minimal and therefore inadequate to continue and/or expand our operations. Accordingly, there can be no assurance that we will be able to obtain financing on satisfactory terms or at all, or raise funds through a debt or equity offering. In addition, if we have only nominal funds by which to conduct our operations, it will negatively impact our potential revenues.

Item 7. Financial Statements

 REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Board of Directors and Shareholders:
   Winmax Trading Group, Inc.

We have audited the consolidated balance sheet of Winmax Trading Group, Inc. as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001 and
2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmax Trading
Group, Inc. as of December 31, 2001, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
May 2, 2002

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                December 31, 2001

                                     Assets

Current assets
  Accounts receivable:
    Affiliates                                                                            $ 35,634
    Other                                                                                    3,240
  Inventory                                                                                 68,972
      Total current assets                                                                 107,846

Property and equipment, net                                                                 39,648

Other assets:
  Web site                                                                                 432,000
  Other assets                                                                             31,301
                                                                                           463,301

                                                                                           $610,795

              Liabilities and Stockholders' Equity

Current liabilities
  Bank overdraft                                                                        $    2,013
  Accounts payable                                                                         105,584
      Total current liabilities                                                            107,597

Stockholders' equity
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
   no shares issued or outstanding                                                               -
  Common stock, $.001 par value, 2,500,000 shares authorized,
   538,550 shares issued and outstanding                                                       539
  Additional paid-in capital                                                             5,781,728
  Deferred compensation                                                                   (763,183)
  Accumulated (deficit)                                                                    (4,509,361)
                                                                                           509,723
Other comprehensive income:
  Currency translation adjustment                                                           (6,525)
                                                                                           503,198

                                                                                           $610,795

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2000 and 2001

                                                                               2000             2001

Revenue:
   Fees, commissions and interest                                                $ 49,815         $     -
   Sales to affiliate                                                                   -           276,437
                                                                                   49,815           276,437

Operating Costs and Expenses:
  Cost of sales                                                                         -           47,017
  Non cash stock compensation                                                           -        3,654,817
  General and administrative                                                      463,945           291,143
                                                                                  463,945         3,992,977

(Loss) from operations                                                          (414,130)       (3,716,540)

Other income (expense):
  Realized loss on marketable securities                                         (16,581)                -
  Interest income                                                                     444                -

Net (loss)                                                                      (430,267)       (3,716,540)

Other comprehensive income:
  Foreign currency translation adjustment                                               -           (6,525)

Comprehensive (loss)                                                          $ (430,267)     $ (3,723,065)

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding                                        18,728            219,238

(Loss) per share                                                              $   (22.97)     $     (16.95)

           Winmax Trading Group, Inc.
         Consolidated Statement of Stockholders' Equity
     Years Ended December 31, 2000 and 2001

                                                                                                    Currency
                                                    Common Stock      Additional      Deferred     Translation  Accumulated
                                                 Shares     Amount  Paid in capital  Compensation   Adjustment  (Deficit)     Total

Balance December 31, 1999                       18,150      $ 18     $ 464,257           $ -           $ -    $ (362,554)  $ 101,721

Shares issued pursuant to private placements
  for cash                                         500        1        249,999             -             -            -      250,000
Shares issued for services                         150        -         75,000             -             -            -       75,000
Net (loss) for the year                              -       -              -                -             -    (430,267)    (430,267)

Balance, December 31, 2000                      18,800       19        789,256             -             -      (792,821)     (3,546)

Shares issued for services                     519,750      520      4,849,480       (763,183)           -            -    4,086,817
Contribution of amounts due to affiliates            -        -        142,992             -             -            -      142,992
Currency translation adjustment                      -        -             -              -         (6,525)          -       (6,525)
Net (loss) for the year                              -        -              -               -             -  (3,716,540)  (3,716,540)

Balance, December 31, 2001                     538,550    $ 539    $ 5,781,728     $ (763,183)     $ (6,525) $(4,509,361)  $   503,198

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2000 and 2001

                                                               2000        2001
Cash flows from operating activities:
Net (loss)                                                $ (430,267)     $ (3,716,540)
  Adjustments to reconcile net (loss) to net
   cash (used in) operating activities:
   Depreciation                                                1,160            11,718
   Common stock issued for services                           75,000         3,654,817
   Currency translation adjustment                                -             (6,525)
Changes in assets and liabilities:
    Accounts receivable - affiliate                               -            (35,634)
    Accounts receivable - other                                7,381            (3,240)
    Inventory                                                     -            (68,972)
    Other assets                                                  -            (11,301)
    Amounts due to affiliate                                      -            113,588
    Accounts payable                                           1,045            99,589
       Total adjustments                                      84,586         3,754,040
  Net cash provided by (used in) operating activities       (345,681)           37,500

Cash flows from investing activities:
   Purchase of property and equipment                         (1,148)          (21,254)
   Investment in mineral property                                 -            (20,000)
   Withdrawal of investment in partnership                    99,266                 -
Net cash provided by (used in) investing activities           98,118            (41,254)

Cash flows from financing activities:
  Increase (decrease) in bank overdraft                         (696)             2,013
  Common stock issued for cash                               250,000                 -
  Net cash provided by financing activities                  249,304             2,013

Increase (decrease) in cash and cash equivalents               1,741            (1,741)

Cash and cash equivalents, beginning of year                      -              1,741

Cash and cash equivalents, end of year                       $ 1,741               $ -

Supplemental cash flow information:
   Cash paid for interest                                    $    -            $     -
   Cash paid for income taxes                                $    -            $     -

Non cash investing and financing activities:
   Web site acquired with common stock                       $    -           $432,000
   Capital contribution of amounts due to affiliates         $    -           $142,992
   Acquisition of property and equipment from affiliate for
      non cash consideration                                 $    -             79,404

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 2001

NOTE 1 - ACCOUNTING POLICIES

Organization

The Company was incorporated under the laws of the State of Florida on September
26, 1996. The Company had been in the business of operating and managing an investment fund, the Winmax Alpha Fund Limited Partnership (Alpha), for which it was the general partner. The incentive fees, commissions and interest derived from the operation and management of this fund had accounted for substantially all of the Company's operating revenue.

Alpha was a Delaware limited partnership formed to trade, invest in, buy, sell or otherwise acquire, hold or dispose of futures contracts, options on futures contracts, and all rights and interests pertaining thereto.

During October 2000 the Company terminated Alpha in accordance with the terms of the Limited Partnership Agreement and returned the limited partners' capital.
Effective with the termination of Alpha the Company had no significant business operations.

During 2001 the Company commenced business operations as a designer of web sites and a seller of precious and semi precious gemstones.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company's revenue is derived primarily from the sale and design of web sites. Revenue is recorded upon, the completion of the site and acceptance by the customer.

Revenue from the sale of gemstones is recorded upon the completion of the sale and delivery of the gemstones.

Revenue derived from the commissions and incentive fees earned from operating and managing an investment fund is recorded when earned.

Inventory

Inventory is stated at the lower of cost, determined by specific identification, or market. Inventory consists principally of purchased gem stones.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis.
Depreciation is calculated using the expected useful lives of the assets as follows:

                     Furniture and office equipment                    5 years

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Web Site Development Costs

The Company's web site will comprise multiple features and offerings. It is anticipated that the offerings will require future development and refinement.
In connection with the development of its site, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1
"Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate. The
Company will amortize its websites over their estimated useful economic lives of
2 years commencing on January 1, 2002.

Use of Estimates

Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, receivables and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the
Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.
Management has not identified any such impairments at December 31, 2001.

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

Earnings Per Share

The Company follows Statement of Financial Accounting Standards 128, "Earnings
Per Share" (SFAS 128). Basic earnings (loss) per common share calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.
During periods when anti dilutive common stock equivalents, if any, are not considered in the computation.

Comprehensive Income

The Company follows SFAS 130, "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

Segment Reporting

The Company follows SFAS 131, "Disclosures About Segments of an Enterprise and
Related Information." The Company operates as a single segment as it has not generated revenues from the sale of gemstones to date, and will evaluate additional segment disclosure requirements as it expands its operations.

Foreign Currency Translation

The local currency (Canadian Dollar) is the functional currency for one of the
Company's subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity.

Income Taxes

The Company follows SFAS 109, "Accounting for Income Taxes" for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

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

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

Stock-Based Compensation

The Company accounts for equity instruments issued to employees for services based on the fair value of the equity instruments issued and accounts for equity instruments issued to other than employees based on the fair value of the consideration received or the fair value of the equity instruments, whichever is more reliably measurable.

The Company accounts for stock based compensation in accordance with SFAS 123,
"Accounting for Stock-Based Compensation." The provisions of SFAS 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles
Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) but
disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Mineral Interests

The Company records its interest in mineral properties and areas of geological interest at cost, less expenses recovered and receipts from exploration agreements. Exploration development costs are deferred until the related project is placed in production or abandoned. Deferred costs are amortized over the economic life of the related project following commencement of production, by reference to the ratio of units produced to total estimated production
(estimated proven and probable reserves), or written off if the mineral properties or projects are sold or abandoned.

Costs associated with research and pre-exploration and exploration are charged to operations until a determination is made as to the existence of economically recoverable mineral reserves. If these costs are incurred by the Company during a period covered under a generative research and/or exploration program agreement with a third party, they are expensed until such time as the third party decides to either reject a property identified during the research and/or exploration period or proceed with further exploration of the property. If an election to proceed occurs, future costs are capitalized as incurred. Costs associated with abandoned projects are expensed at the time of abandonment.

Non-producing mineral interests are initially recorded at acquisition cost. The cost basis of mineral interests includes acquisition cost, bonus payments made to attract a joint venture partner, and the cost of exploration and development, less bonus payments received on unproven properties and advance royalty payments received. Mineral interests in unproven properties are evaluated on a quarterly basis for possible impairment. Management evaluation considers all the facts and circumstances known about each property including: the results of drilling and other exploration activities to date; the desirability and likelihood that additional future exploration activities will be undertaken by the Company or by others; the land holding costs including work commitments, rental and royalty payments and other lease and claim maintenance commitments; the expiration date of the lease including any earlier dates by which notice of intent to terminate the lease must be given in order to avoid work commitments; the accessibility of the property; the ability and likelihood of joint venturing the property with others; and, if producing, the cost and revenue of continued operations.

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

Unproven properties are considered fully or partially impaired, and are fully or partially abandoned, at the earliest of the time that: geologic mapping, surface sample assays or drilling results fail to confirm the geologic concepts involved at the time the property was acquired; a decision is made not to perform the work commitments or to make the lease payments required to retain the property;
the Company discontinues its efforts to find a joint venture partner to fund exploration activities and has decided not to fund those costs itself; or the time the property interest terminates by contract or by operation of law.

Recent pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS 141,
"Business Combinations", and SFAS 142, "Goodwill and Intangible Assets". SFAS
141 is effective for all business combinations completed after June 30, 2001.
SFAS 142 is effective for the year beginning January 1, 2002; however certain provisions of that Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS 142. The Company does not believe the adoption of these standards will have a material impact on the its financial statements.

In July 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This
Statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes
SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived
Assets to Be Disposed Of." The provisions of the statement are effective for financial statements issued for fiscal years beginning after December 15, 2001.
The Company is evaluating the impact of the adoption of this standard and has not yet determined the effect of adoption on its financial position and results of operations.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the years ended December 31, 2001 and 2000 the Company incurred net losses of $3,716,540 and $430,267. In addition, the Company has an accumulated deficit of $4,509,361 at December 31, 2001. All of the Company's revenue for the year ended December
31, 2001 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

The Company's ability to continue as a going concern is contingent upon its ability to expand its service operations, generate revenues from the sales of gemstones and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

NOTE 3 - MARKETABLE SECURITIES

The Company's securities investments that are bought and held principally for selling them in the near term are classified as trading securities. Trading securities are recorded at their fair value as current assets in the balance sheet, with the change in fair value during the period included in earnings. At
December 31, 2001 the Company had no trading securities.

During 2000 sales proceeds and gross realized gains on trading securities were as follows:

Sales proceeds                                                $ 772,666

Gross realized losses                                         $ (16,581)

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2001:

     Furniture and equipment                                 $     54,411
     Less: accumulated depreciation                                14,783
                                                                ----------
                                                             $    39,648
                                                                ==========

Depreciation expense was $11,718 and $1,160 for the years ended December 31,
2001 and 2000.

NOTE 5 - STOCKHOLDERS' EQUITY

During March 2001 the Company declared a 25 for 1 reverse split of its common stock. All share and per share amounts have been adjusted to give effect to this split.

During January and February 2000 the Company issued 500 shares of its common stock for cash aggregating $250,000 and 150 shares of its common stock for services valued at $75,000.

During 2001 the Company issued 219,750 shares of its common stock pursuant to
Form S-8 registration statements and 300,000 unregistered shares of common stock valued at $4,086,817. The shares were issued for services rendered, for future services and for the design and construction of the Company's web sites. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued. Amounts expensed aggregated
$3,654,817 amounts issued for future services aggregated $763,183 and amounts attributed to the web sites aggregated $432,000.

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

During 2001 an officer of the Company contributed $142,992 in amounts due to him to the capital of the Company.

NOTE 6 - INCOME TAXES

The provision for income taxes for the years presented has been computed in accordance with SFAS 109, "Accounting for Income Taxes." There are no material differences between financial statement income and taxable income.

The amounts shown for income taxes in the statements of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences.

                                                          2001          2000
                                                          ----          ----
   Tax at federal statutory rate                           34%          34%
   Net operating loss                                     (34)         (34)
                                                          -----        -----
                                                            -%           -%

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                  Reconciling items:
                  Net operating loss carryforward              $ 1,500,000
                  Valuation allowance                           (1,500,000)
                                                              ------------
                  Net deferred tax asset                      $         -
                                                              ==================

The Company currently has net operating loss carryforwards aggregating approximately $4,500,000, which expire through 2021. The deferred tax asset of approximately $1,500,000 related to these carryforwards has been fully reserved.
The change in the valuation allowance was approximately $1,200,000 during 2001.

NOTE 7 - RELATED PARTY TRANSACTIONS

The Company derived all of its revenue in 2001 from sales to an affiliate/consultant. The affiliate/consultant directly contracted with third party clients to construct web sites for these clients and then contracted with the Company to assist in the design and construction of the web sites. The third parties paid the affiliate/consultant for its services in shares of their common stock which the affiliate/consultant then liquidated and used the proceeds to pay the Company for its services. At December 31, 2001 $35,634 is due from this affiliate.

The Company acquired property and equipment aggregating $79,404 from an affiliate during 2001.

During 2001 the Company issued 52,500 shares of its common stock valued at
$643,500 pursuant to From S-8 registration statements and 290,000 unregistered shares of common stock valued at $1,930,000 to affiliates. The shares were issued for services rendered, for future services and for the design and construction of the Company's web sites. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued. Amounts expensed aggregated $1,480,667, amounts issued for future services aggregated $233,333 and amounts attributed to the web sites aggregated
$216,000.

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

NOTE 8 - CONCENTRATIONS

The Company derived all of its revenue aggregating $276,437 in 2001 from sales to an affiliate (see Note 8).

The Company derived all of its revenue aggregating $49,815 in 2000 from the operation and management of Alpha.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases its primary office facilities from an affiliate pursuant to a month to month lease. The current monthly rent is approximately
$7,965. In addition certain other properties are leased pursuant to month to month leases for aggregate monthly rentals of approximately $1,500.

Rent expense was $55,715 and $12,905 in 2001 and 2000.

Litigation

During July 1999 the Company entered into a lease agreement for office facilities for a five-year term commencing during December 1999. The lease provided for an initial base rent of approximately $4,020 per month plus the
Company's proportionate share of operating expenses. In addition, the lease provided for annual adjustments to the base rent. During December 1999 the
Company elected not to honor the terms of the new lease and the lessor retained a $5,000 deposit as liquidated damages and the Company charged the $5,000 to rent expense during 1999.

During 2001 the lessor filed suit against the Company and a former officer "ELO
Associates II Ltd. V. Winmax Trading Group, Inc. et al" (Case No.
CA-CE-02-004868(14))(17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. The Company is actively defending itself and seeking to extract itself from any involvement in the suit. It cannot predict the outcome of the suit at this time.

Other

In November 2001 the Company acquired an interest from a Malagasy company Stone
& Woods (S&W) that has a number of properties in the Democratic Republic of
Madagascar. According to the Agreement the Company would bear financial responsibility for an exploration program of certain properties and S&W would bear sole responsibility for the various governmental lease and license costs.
The Company is currently in the process of developing a testing, pre-exploration and exploration program with S&W. The Agreement further provides that from its proposed investment the Company will receive 75% of the gemstone and/or mineral material extracted from the these properties in either the testing, pre-exploration, exploration or production stages, while S&W would receive the remaining 25%. There can be no assurance that the Company will ever develop this property or derive economic benefit from it.

                           Winmax Trading Group, Inc.
                   Notes to Consolidated Financial Statements
                                December 31, 200

In addition, Company S&W assigned its interest in a certain agreement it had with Adam Mining Company related to a site. Adam Mining Company, a Malagasy mining corporation, bears sole responsibility for all site costs while the
Company would be responsible for all administrative details and payments. Adam
Mining Company will retain 75% of the gemstone material extracted from the properties, while the Company will receive the remaining 25%. Of the Company's share, S&W would receive 20%. While Adam Mining Company is carrying out a pre-exploration excavation program on these properties, no exploration program has previously been conducted on these properties; moreover, no exploration program is currently being contemplated. There can be no assurance that the properties will ever be developed or that the Company will derive economic benefit from the properties.

During July 2001 the Company purchased an interest in a Kimberlite project located in Saskatchewan, Canada for possible exploration activities. The Company paid $20,000 for this interest, which is included in other assets at December
31, 2001. The Company intends to develop a testing and exploration program for this property once the testing exploration programs described above have been initiated. There can be no assurance that the Company will be successful in its efforts to develop the property or derive economic benefits from it.

NOTE 10 - SUBSEQUENT EVENTS

During March 2002 the Company declared a 20 for 1 reverse split of its common stock. All share and per share amounts have been adjusted to give effect to this split. In addition, during March 2002 the Company decreased its authorized number of common shares from 50,000,000 to 2,500,000.

During February and March 2002 the Company registered an aggregate of 277,500 shares of its common stock pursuant to From S-8 registration statements as consideration for services provided and to be provided. The estimated fair market value of the common shares is $706,500. In addition, 899,696 common shares were registered pursuant to From S-8 registration statements for future issuance pursuant to the Company's Amended Non-Qualified Stock Award and Option
Plan.

During March 2002 the Company adopted a non-qualified stock award and option plan to be administered by the Board of Directors. No options may be granted after March 2007 and the options shall have an exercise price of $.50 common share. The term of the options shall be as determined by the Board of Directors.
The difference between the fair market value of the Company's common stock and the exercise price of the options shall be charged to operations at the time of the grant.

Item 8. Changes in and Disagreements with Accountants

None.

                                    PART III
                                    ---------

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act

Our Bylaws provide that we shall have a minimum of one (1) Director on the Board of Directors at any one time. Vacancies are filled by a majority vote of the remaining Directors then in office. The names and ages of our Directors,
Executive Officers, and key employees are as follows:

Name                       Age              Position                       Term
Gerald E Sklar             63               Chairman, President, CEO      1 year
Mr. Dave Young             56               Vice President, Director      1 year
Anthony K. Miller          46               Director                      1 year
Elaine Prober              83               Director/Honorary             1 year

Each of our Directors are elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. No compensation is currently paid to Directors for their service on the Board though the non-officer Directors are reimbursed for travel and other direct expenses in attending meetings of the Board.

                                       17

Set forth below is a summary description of the business experience of each
Director and Officer:

Mr. Gerald Sklar, age 63, has been our President, Chief Executive Office, and
Chairman of the Board since June 2001. From July 1997 to present Mr. Sklar has been an Officer and Director of American Benefits Group, Inc., a gem resource firm located in Florida. From 1989 to 1997, Mr. Sklar was self-employed in the area of finance. In 1963, Mr. Sklar received a Bachelors of Arts Degree in
Economics from the University of British Columbia located in Vancouver, British
Columbia, Canada.

Mr. David M. Young, age 56, has been a Director and a Vice-President since June
2001. From July 1989 to May 2001, Mr. Young was a customer relations representative at American Benefits Group, Inc. From 1989 to 1998, Mr. Young was
self-employed in the area of marketing.

Mr. Anthony Miller, age 46, has been a Director since June 2001. From 1996 to present, Mr. Miller was the President and a Director of US Crude of Redland,
California. From March 2001 to present, Mr. Miller has been a Director of
Southern States Power, an SEC reporting company that is publicly traded on the
Over-the-Counter Bulletin Board. In 1998, Mr. Miller received a Masters of Arts
Degree in Business Administration from Columbia State University located in
Metaairie, Louisiana. In 1979, Mr. Miller received a Bachelor of Arts Degree in
Business Administration from Cal-State University located in Long Beach,
California.

Ms. Elaine Prober, age 83, has been one our Directors since June 2001. Ms.
Prober has no prior employment history.

Family Relationships
There are no family relationships among our Officers, Directors, or persons nominated for such positions.

                                       18

Legal Proceedings
None of our Officers, Directors, or persons nominated for such positions or promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

No Committees of the Board of Directors
We do not currently have standing audit, nominating and compensation committees of our Board of Directors, or committees performing similar functions.

Meetings of the Board of Directors
We held irregular meetings of our Board of Directors during the fiscal year ended December 31, 2001.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers and persons who own more than ten percent
(10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, none of our
Officers, Directors or shareholders were delinquent in any necessary filings under Section 16(a).

Item 10.  Executive Compensation

The following table sets forth certain information concerning compensation paid to or accrued for the benefit of our Officers and Directors.

                           Summary Compensation Table

                                          Annual Compensation                            Long-Term Compensation

                                                                                       Awards
                                                          Other Annual   Restricted   Securities    Payouts
  Name and Principal         Year    Salary      Bonus    Compensation     Stock      Underlying      LTIP       All Other
  Position                                                     (1)        Award(s)     Options       Payouts    Compensation

  Gerald Sklar               2001       0          0            0         160,000          0             0             0
  ------------                                                            post-split
                                                                          3,200,000
                                                                          pre-split
                             2000       0          0            0               0          0             0             0

  David Young                2001       0          0            0          25,000          0             0             0
  -----------
                                                                         post-split
                                                                          500,000
                                                                         pre-split
                             2000       0          0            0               0          0             0             0

  Elaine Prober              2001       0          0            0           5,000          0             0             0
  -------------

                                                                         post-split
                                                                          100,000
                             2000       0          0            0        pre-split         0             0             0
                                                                                0

  Ralph Pistor               2001       0          0            0         100,000          0             0             0
  ------------
                                                                         post-split
                                                                        2,000,000
                                                                         pre-split
                             2000     $44,000      0            0               0          0             0             0

 (1)      None of our Officers or Directors owned any unexercised options as of
          December 31, 2001. No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters

The following tables set forth the ownership as of April 18, 2002 by:
        o   Each shareholder known by us to own beneficially more than five percent (5%) of our common stock;
        o   Each Executive Officer;
        o   Each Director or nominee to become a Director; and
        o   All Directors and Executive Officers as a group.

                                       19

Security Ownership of Beneficial Owners:

------------------- --------------------------------- ----------------------- --------------- ---------------
                                                                                Nature of
  Title of Class             Name & Address                                     Beneficial      Percent of
                          Of Beneficial Owner                 Amount            Ownership         Class
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
      Common        Gerald E. Sklar                   710,000                 Direct          .361%
                    530 South Federal Hwy., Ste 150
                    Deerfield Beach, FL 33441
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
                    Dave Young                        85,000                  Direct          .043%
      Common        530 South Federal Hwy., Ste 150
                    Deerfield Beach, FL 33441
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
                    Elaine Prober                     35,000                  Direct          .018%
      Common        530 South Federal Hwy., Ste 150
                    Deerfield Beach, FL 33441
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
      Common        TOTAL                             830,000                                 .422%

------------------- --------------------------------- ----------------------- --------------- ---------------

------------------- --------------------------------- ----------------------- --------------- ---------------
  Title of Class        Name, Address & Position              Amount            Nature of       Percent of
                                                                                Beneficial        Class
                                                                                Ownership
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
      Common        Gerald E. Sklar/President/        710,000                 Direct          .361%
                    Director
                    530 South Federal Hwy., Ste 150
                    Deerfield Beach, FL 33441
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
                    Dave Young/Director               85,000                  Direct          .043%
      Common        530 South Federal Hwy., Ste 150
                    Deerfield Beach, FL 33441
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
                    Elaine Prober/Director            35,000                  Direct          .018%
      Common        530 South Federal Hwy., Ste 150
                    Deerfield Beach, FL 33441
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
                    Tony Miller/Director              0                       N/A             0
      Common        530 South Federal Hwy., Ste 150
                    Deerfield Beach, FL 33441
------------------- --------------------------------- ----------------------- --------------- ---------------
------------------- --------------------------------- ----------------------- --------------- ---------------
      Common                                                                                  .422%
                    TOTAL                             830,000

------------------- --------------------------------- ----------------------- --------------- ---------------

This table is based upon information derived from our stock records. Unless otherwise indicated in the footnotes to this table, we believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

None of our Officers, Directors, key personnel or principle stockholders is related by blood or marriage.

Item 12. Certain Relationship and Related Transactions

Not Applicable.

Item 13. Exhibits and Reports

A.  Exhibits

Exhibit No. Description

3.1.1    Articles of Incorporation of Winmax Trading Group, Inc., dated
         September 26, 1996*

3.1.2    Amendment to the Articles of Incorporation of Winmax Trading Group,
         Inc. dated January 27, 1997*

3.1.3    Amendment to the Articles of Incorporation of Winmax Trading Group,
         Inc. dated October 6, 1999*

3.2      Bylaws of Winmax Trading Group, Inc., and Amendment*

10.1     Limited Partnership Agreement Between Winmax Trading Group, Inc. as
         General Partner and the Limited Partners in the Winmax Alpha Fund
         Limited Partnership*

10.2     Assignment Agreement with Stone and Woods Corporation s.a.r.l.

10.3     Share Purchase Agreement from Global Gemstone & Jewelry Inc.

10.4     Agreement with Thomas Meeks

* Denotes previously filed exhibits.

We hereby incorporate the following documents by reference: Our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2001, June 30, 2001, and
September 30, 2001 which were filed with the Securities and Exchange Commission on, May 17, 2001, August 3, 2001, and November 29, 2001respectively.

B. Reports on Form 8-K
No reports on Form 8-K were filed during the last quarter of 2001.

                                       20

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.

Date:    May 9, 2002
         -----------

By:      /s/ Gerald E. Sklar
         -------------------
         Gerald E. Sklar, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    May 9, 2002
         -----------

By:      /s/ Gerald E. Sklar
         -------------------
         Gerald E. Sklar, President, Chief Executive Officer