Form 10QSB
period 2002-03-31
WINMAX TRADING GROUP INC
filed 2002-05-24
CIK 1035517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                  OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002

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

     ----------------------------------------------------------------------
 (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section l2, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                       1

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)

                                         Assets

Current assets
  Accounts receivable:
    Affiliates                                                       $    78,755
    Other                                                                 19,268
  Inventory                                                               68,972
                                                                        ---------
      Total current assets                                               166,995
                                                                        ---------
Property and equipment, net                                               64,502

Other assets:
  Web site                                                               378,000
  Other assets                                                            36,047
                                                                        ---------
                                                                         414,047
                                                                        ---------
                                                                     $   645,544
                                                                        =========
                          Liabilities and Stockholders' Equity

Current liabilities
  Bank overdraft                                                     $     6,409
  Due to shareholders                                                    105,052
  Accounts payable                                                       100,243
                                                                        ---------
      Total current liabilities                                          211,704
                                                                        ---------

Stockholders' equity
  Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued or outstanding
                                                                              -
  Common stock, $.001 par value, 2,500,000 shares authorized,
   1,904,312 shares issued and outstanding
                                                                           1,904
  Additional paid-in capital                                           9,477,717
  Deferred compensation                                                 (534,333)
  Accumulated (deficit)                                               (8,505,106)
                                                                        ---------
                                                                         440,182
Other comprehensive income:                                             ---------
  Currency translation adjustment                                         (6,342)
                                                                        ---------
                                                                         433,840
                                                                        ---------
                                                                     $   645,544
                                                                        =========

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                                    2002           2001

Revenue:
   Sales to affiliate                                            $  168,000      $      -
                                                                 -----------    ----------
Operating Costs and Expenses:
  Cost of sales                                                      33,600             -
  Non cash stock compensation                                     3,954,700             -
  Amortization                                                       54,000             -
  General and administrative                                        124,665         32,834
                                                                 -----------    ----------
                                                                  4,166,965         32,834
                                                                 -----------    ----------
(Loss) from operations                                           (3,998,965)       (32,834)

Other income (expense):
  Other income                                                        3,220             -
                                                                 -----------    ----------
Net (loss)                                                       (3,995,745)       (32,834)

Other comprehensive income:
  Foreign currency translation adjustment                               183         (6,525)
                                                                 -----------    ----------
Comprehensive (loss)                                            $(3,995,562)     $ (39,359)
                                                                 ============   ===========
Per Share Information - basic and fully diluted:

Weighted average common shares outstanding                         1,285,508        18,800
                                                                 ============   ===========
(Loss) per share                                                $      (3.11)    $   (1.75)
                                                                 ============   ===========

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months ended March 31,
                                   (Unaudited)

                                                                 2002              2001
Cash flows from operating activities:
  Net cash provided by (used in) operating activities          $  24,854        $  (34,259)

Cash flows from investing activities:
Net cash (used in) investing activities                          (24,854)               -

Cash flows from financing activities:
  Net cash provided by financing activities                           -             33,442

(Decrease) in cash and cash equivalents                               -               (817)

Cash and cash equivalents, beginning of period                        -              1,741

Cash and cash equivalents, end of period                       $      -         $      924

Supplemental cash flow information:
   Cash paid for interest                                      $      -         $      -
   Cash paid for income taxes                                  $      -         $      -

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

(1)      Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2001 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS 128,
"Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

(3) Stockholders' Equity

During March 2001 the Company effected a reverse stock split in a ratio of 1 to
25 and during March 2002 the Company effected a reverse stock split in a ratio of 1 to 20. All share and per share amounts have been adjusted to give effect to this split.

During the period ended March 31, 2002 the Company issued 675,762 shares of its common stock pursuant to From S-8 registration statements and 690,000 unregistered shares of its common stock valued at $3,725,850. The shares were issued for services rendered and were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued.

In addition, the Company recorded $228,850 of non cash stock compensation related to the amortization of deferred compensation.

(4) Inventory

Inventory is stated at the lower of cost, determined by specific identification or market and consists principally of gem stones.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

(5) Other-Various lawsuits and claims

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

During 2001 the lessor filed suit against the Company and a former officer"ELO
Associates II Ltd. V. Winmax Trading Group, Inc. et al" (Case No.
CA-CE-02-004868(14))(17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. The Company is actively defending itself and seeking to extract itself from any involvement in the suit. It cannot predict the outcome of the suit at this time.

(4)      Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended March 31, 2002 the Company incurred net losses of $3,995,745. In addition, the Company has an accumulated deficit of $8,505,106 at March 31, 2002. All of the Company's revenue for the period ended March 31, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

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

Item 2. Management's Discussion and Analysis

Forward-Looking Statements:

The following discussion and analysis covers material changes in the results of operations for the three months ended March 31, 2002. This discussion and analysis should be read in conjunction with "Management's Discussion and
Analysis or Plan of Operation" included in the Company's Form 10-KSB for the year ended December 31, 2001. This discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities
Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Winmax
Trading Group, Inc. is referred to herein as "we" or "our." The words or phrases
"would be," "will allow," "intends to," "will likely result," "are expected to,"
"will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the
Private Securities Litigation Reform Act of 1995. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties which are contained in our Form 10KSB for the period ended
December 31, 2001.

A. Overview of Operations.

We remain dependent upon our ability to expand our web development and Internet services and secure additional financing. We will attempt to generate revenues from the sales of gemstones. All of our revenues for the quarter ended March 31,
2002 were generated from sales to an affiliate/consultant, Anthony Sklar, who is our president's son. The affiliate/consultant directly contracted with third party clients to construct websites for those clients and then contracted with us to assist in the design and construction of the websites. At March 31, 2002, approximately $78,755 is due from this affiliate.

As described in more detail in our Form 10-KSB for the period ended December 31,
2001, we adopted a new corporate strategy and business of engaging in the web development and Internet business, and in the production, processing, and
Internet marketing of precious and semi-precious gemstone and jewelry in approximately June 2001.

For the three months ended March 31, 2002, we incurred net losses of $3,995,745.
We expect to continue to generate losses from our operations until we are able to substantially increase our revenues. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations.

As of March 31, 2002, we had $98,023 of accounts receivable and no cash. We have required and continue to require substantial capital to fund our business operations. Our future capital requirements, revenues and operating results will depend upon many factors, and will be subject to numerous risks and uncertainties as noted in our Form 10-KSB.

Our quarterly revenues are unpredictable and we expect them to continue to fluctuate in the future. In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

B. Results of Operations.

During the three month period ended March 31, 2002, we derived all of our revenues of $168,000 from sales to an affiliate that provided web development services. We did not adopt our new corporate strategy and business of engaging in the web development and Internet business and in the production, processing, and Internet marketing of precious and semi-precious gemstone and jewelry until
June 2001; therefore, no meaningful comparison can be made between our revenues for the three month period ended March 31, 2002 and the same period during 2001.

Operating Costs and Expenses.
Our general and administrative expenses for the three months ended March 31,
2002 are $124,655. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, no meaningful comparison can be made between our general and administrative expenses for the three month period ended
March 31, 2002 and the same period during 2001.

C. Liquidity and Capital Resources:

At March 31, 2002, we had no cash upon which to conduct our operations; however, we have $98,023 of accounts receivable. As indicated above, because we did not adopt a new corporate strategy and business until June 2001; therefore, there is no means of comparing our liquidity and capital resources to a comparable period during 2001.

We have experienced significant losses from our operations. For the period ended
March 31, 2002, we incurred net losses of $3,995,745. In addition, we had an accumulated deficit of $8,505,106 at March 31, 2002. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing.
Our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern.

                                       2

                           PART II-OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Changes in Securities.

Our Board of Directors unanimously approved a reverse stock split of our common stock at a ratio of twenty (20) shares for every one (1) share held. The reverse split became effective on March 14, 2002. After the split, we had 1,590,000 shares of common stock issued and outstanding. Prior to the split, we had
31,806,003 shares of our common stock outstanding. In connection with the reverse stock split, we changed our trading symbol to "WMTG."

We decreased our authorized capital shares in proportion to the reverse stock split. Our authorized capital stock consists of 2,500,000 shares of common stock. Prior to the split, we were authorized to issue 50,000,000 shares of common stock. In connection, with the reverse split, we amended our articles of incorporation.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item  4. Submissions of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6.  Exhibits and Reports on Form 8K

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

We hereby incorporate the following documents by reference:
i)   Our Annual Report on Form 10KSB for the year ended December 31, 2001 which was filed with the Commission on May 9, 2002;
ii)  Our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2001,
     June 30, 2001, and September 30, 2001 which were filed with the Securities and Exchange Commission on, May 17, 2001, August 3, 2001, and November 29,
     2001 respectively; and
iii) Our Report on Form 8K/A which was filed with the Securities and Exchange
     Commission on March 12, 2002.

B.       Reports on Form 8-K

We filed a report on Form 8-K/A reporting our twenty (20) share for one (1)
share reverse stock split with the Securities and Exchange Commission on March
12, 2002.

                                        3

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.

Date:    May 24, 2002
         ------------

By:      /s/ Gerald E. Sklar
         -------------------
         Gerald E. Sklar, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    May 24, 2002
         ------------

By:      /s/ Gerald E. Sklar
         -------------------
         Gerald E. Sklar, President, Chief Executive Officer