Form 10QSB/A
period 2001-09-30
WINMAX TRADING GROUP INC
filed 2002-06-18
CIK 1035517

                                   FORM 10-QSB
                                  Amendment #1

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

                                       1

                           Winmax Trading Group, Inc.

                                      Index

                                     Part I
                                     ------
                        Index

Item 1.                 Financial Statements

                        Balance Sheet as of September 30, 2001            F-1

                        Statements of Operations for the Three
                        and Nine Months Ended September 30,
                        2001 and 2000                                     F-2

                        Statements of Cash Flows for the Nine
                        Months Ended September 30, 2001 and 2000          F-3

                        Notes to Financial Statements               F-4 - F-5

Item 2.                 Management's discussion and analysis
                        or plan of operation                                3

                                     Part II
                                     -------

                        Other information                                   7

Signatures                                                                  8

                                       2

                           Winmax Trading Group, Inc.

                           Consolidated Balance Sheet
                               September 30, 2001
                                   (Unaudited)

                                     Assets

Current assets
  Cash                                                              $ 9,395
                                                                  -----------
    Total current assets                                              9,395
                                                                  -----------
Property and equipment, net                                             940
                                                                  -----------
                                                                   $ 10,335
                                                                  ===========
                Liabilities and Stockholders' (Deficit)

Current liabilities
  Accounts payable                                                 $ 52,712
  Due to shareholder                                                101,140
                                                                  ------------
    Total current liabilities                                       153,852
                                                                  ============
Stockholders' (deficit)
  Preferred stock, $1.00 par value, 1,000,000 shares authorized,
   no shares issued or outstanding                                       -
  Common stock, $.001 par value, 50,000,000 shares authorized,
   3,881,003 shares issued and outstanding                            3,881
  Additional paid-in capital                                      2,859,644
  Accumulated (deficit)                                          (2,575,350)
  Common shares issued for deferred services                       (432,000)
  Other comprehensive income:
    Currency translation adjustment                                     308
                                                                  -----------
                                                                   (143,517)
                                                                  -----------
                                                                   $ 10,335
                                                                  ===========

      See the accompanying notes to the consolidated financial statements.

                      Consolidated Statements of Operations
         Three Months and Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                           Three Months                     Nine Months
                                                   -------------------------------   -----------------------------
                                                   -------------------------------   -----------------------------
                                                        2001           2000              2001            2000

Revenue:
   Fees, commissions and interest                   $ 4,114          $ 10,854         $ 4,114        $ 36,067
                                                  -----------       -----------      -----------    -----------
Operating Costs and Expenses:
   Non cash stock compensation                      974,850                -        1,642,250              -
   General and administrative                        93,752           158,394         144,393         420,417
                                                  -----------       -----------      -----------    -----------
                                                  1,068,602           158,394       1,786,643         420,417
                                                  -----------       -----------      -----------    -----------
(Loss) from operations                           (1,064,488)         (147,540)     (1,782,529)       (384,350)

Other income (expense):
  Realized (loss) on marketable securities               -             (9,462)             -           (9,462)
                                                  -----------       -----------      -----------    -----------
Net (loss)                                     $ (1,064,488)       $ (157,002)    $(1,782,529)     $ (393,812)
                                                  ===========       ===========      ===========    ===========

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding        3,796,000           376,000       2,379,889         376,000
                                                   ===========       ===========      ===========    ===========
(Loss) per share                                    $ (0.28)          $ (0.42)        $ (0.75)        $ (1.05)
                                                   ===========       ===========      ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2001 and 2000
                                   (Unaudited)

                                                                2001               2000
Cash flows from operating activities:
  Net cash (used in) operating activities                   $ (93,254)        $ (310,756)
                                                            -----------       ------------
Cash flows from investing activities:
  Net cash provided by (used in) investing activities            (232)            97,248
                                                            -----------       ------------
Cash flows from financing activities:
  Net cash provided by financing activities                   101,140            249,304
                                                            -----------       ------------
Increase in cash and cash equivalents                           7,654             35,796

Cash and cash equivalents, beginning of period                  1,741                  -
                                                            -----------       ------------
Cash and cash equivalents, end of period                      $ 9,395           $ 35,796
                                                            ===========       ============

Supplemental cash flow information:
   Cash paid for interest                                         $ -                $ -
   Cash paid for income taxes                                     $ -                $ -

      See the accompanying notes to the consolidated financial statements.

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
They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2000 and for the two years then ended, including notes thereto included in the Company's Form 10-QSB.

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

(4)      Stockholders' (Deficit)

During March 2001 the Company declared a 25 for 1 reverse split of its common stock. All share and per share amounts have been adjusted to give effect to this split. During the quarter ended March 31, 2001 an officer of the Company contributed $3,000 in unpaid salary to the capital of the Company.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (UNAUDITED)

During the period ended September 30, 2001 the Company issued 1,505,000 shares of its common stock pursuant to Form S-8 registration statements and 2,000,000 unregistered shares of its common stock valued at $2,074,250. The shares were issued for services rendered aggregating $1,642,250 and for future services aggregating $432,000. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued.

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

(6)      Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended September 30, 2001 the Company incurred a net loss of $1,782,529. In addition, the Company has a working capital deficit of $144,457, an accumulated deficit of $2,575,350 and a stockholders' deficit of $143,517 at September 30,
2001.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations.
Failure to secure such financing or expand its operations may result in the
Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern

(7)      Subsequent events

During the period from October 1, 2001 through November 19, 2001 the Company
Issued 4,000,000 shares of unregistered common stock in exchange for services and other non cash consideration. These shares were valued at the approximate fair market value of the common stock on the dates it was agreed that the shares would be issued of $1,400,000, In addition, the Company issued
2,265,000 shares of common stock pursuant to Form S-8 Registration statements for services and other non-cash consideration. These shares were valued at the approximate fair market value of the common stock on the dates it was agreed that the shares would be issued of $1,134,000.

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

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

B. Results of Operations

The Company's Directors, Gerald Sklar, Tony Miller, David Young and Elain
Probert, have decided that the Company's interests are best served by changing the Company's business plan to:

(a) establishing a web development design, web casting, Internet solution and
    e-commerce business; and

(b) engage in mining operations.

As reported in the December 31, 2000 notes to the Company's Consolidated
Financial Statements, effective with the termination of Alpha, the Company has had no significant business operations or revenue.

Cash Outlays for general and administrative expenses continued to decrease during the third quarter. This decrease is attributable to the Company's failure to conduct business operations. General and administrative expenses, however, continued to be a major expense of the Company.

C.Liquidity and Capital Resources
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

                                       6

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

                                       7

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Company
has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                WINMAX TRADING GROUP, INC.

Date: June 14, 2002                      By:/s/ Gerald Sklar
                                                Gerald Sklar
                                                President
                                                (Principal Financial Officer)