Form 10QSB
period 2002-06-30
WINMAX TRADING GROUP INC
filed 2002-09-16
CIK 1035517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

Commission file number: 0-29751

WINMAX TRADING GROUP, INC.

(Exact name of small business issuer as specified in its charter)

FLORIDA	65-070-2554
State or other jurisdiction of incorporation or organization	I.R.S. Employer Identification No.

5920 Macleod Trail, Suite 208
Calgary, Alberta Canada T2H 0K2
(Address of principal executive office)

(888) 533-4555
(Issuer's telephone number including area code)

______________________________________
(Former name, former address and former fiscal year, if changed since last report)

All Correspondence to:
Brenda Lee Hamilton, Esquire
Hamilton, Lehrer & Dargan, P.A.
2 East Camino Real, Suite 202
Boca Raton, Florida 33432
Telephone (561) 416-8956
Facsimile (561) 416-2855

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 13, 2002:

Common Stock, par value $.001	2,499,313
Title of Class	Number of Shares

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)

                                     Assets

Current assets
  Accounts receivable - trade                                  $   36,180
  Accounts receivable - other                                      34,030
  Inventory                                                       147,727
  Other current assets                                             15,712
                                                               ----------
      Total current assets                                        233,649
                                                               ----------

Property and equipment, net                                        67,717
                                                               ----------

Other assets:
  Web site                                                        324,000
  Other assets                                                     20,000
                                                               ----------
                                                                  344,000
                                                               ----------

                                                               $  645,366
                                                               ==========

                      Liabilities and Stockholders' Equity

Current liabilities
  Due to shareholders                                          $  205,444
  Accounts payable                                                129,577
                                                               ----------
      Total current liabilities                                   335,021
                                                               ----------

Stockholders' equity
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, no shares issued or outstanding                 -
  Common stock, $.001 par value, 2,500,000 shares authorized,
   2,499,313 shares issued and outstanding                          2,499
  Additional paid-in capital                                    9,670,122
  Deferred compensation                                          (307,583)
  Accumulated (deficit)                                        (9,042,044)
                                                               ----------
                                                                  322,994
                                                               ----------
Other comprehensive income:
  Currency translation adjustment                                 (12,649)
                                                               ----------
                                                                  310,345
                                                               ----------

                                                               $  645,366
                                                               ==========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                   Three Months and Six Months Ended June 30,
                                   (Unaudited)

                                                        Three Months                Six Months
                                                      2002         2001         2002         2001
                                                   ----------   ----------   ----------   ----------
Revenue:
   Sales                                           $   40,985   $      -     $   40,985   $      -
   Sales to affiliate                                     -            -        168,000          -
                                                   ----------   ----------   ----------   ----------
                                                       40,985          -        208,985          -
                                                   ----------   ----------   ----------   ----------

Operating Costs and Expenses:
  Cost of sales                                         7,236          -         40,836          -
  Non cash stock compensation                         419,750      660,418    4,374,450      660,418
  Amortization                                         54,000          -        108,000          -
  General and administrative                           90,498       24,789      218,383       57,623
                                                   ----------   ----------   ----------   ----------
                                                      571,484      685,207    4,741,669      718,041
                                                   ----------   ----------   ----------   ----------

(Loss) from operations                               (571,484)    (685,207)  (4,532,684)    (718,041)

Other income (expense):                                   -            -            -            -
                                                   ----------   ----------   ----------   ----------

Net (loss)                                           (571,484)    (685,207)  (4,532,684)    (718,041)

Other comprehensive income:
  Foreign currency translation adjustment               6,307          -         (6,124)         -
                                                   ----------   ----------   ----------   ----------

Comprehensive (loss)                               $ (565,177)  $ (685,207) $(4,538,808)  $ (718,041)
                                                   ==========   ==========  ===========   ==========

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding          2,188,467      148,383    1,823,092       83,592
                                                   ==========   ==========  ===========   ==========

(Loss) per share                                   $    (0.26)  $    (4.62)  $    (2.49)  $    (8.59)
                                                   ==========   ==========  ===========   ==========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                                2002               2001
                                                              --------          ---------
Cash flows from operating activities:
  Net cash provided by (used in) operating activities         $ 28,069          $ (41,009)
                                                              --------          ---------

Cash flows from investing activities:
Net cash (used in) investing activities                        (28,069)               -
                                                              --------          ---------

Cash flows from financing activities:
  Net cash provided by financing activities                        -               39,268
                                                              --------          ---------

(Decrease) in cash and cash equivalents                            -               (1,741)

Cash and cash equivalents, beginning of period                     -                1,741
                                                              --------          ---------

Cash and cash equivalents, end of period                      $    -            $    -
                                                              ========          =========

Supplemental cash flow information:
   Cash paid for interest                                     $    -            $    -
   Cash paid for income taxes                                 $    -            $    -

      See the accompanying notes to the consolidated financial statements.

WINMAX TRADING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements as of December 31, 2001 and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

(2) Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

(3) Stockholders’ Equity

During March 2001 the Company effected a reverse stock split in a ratio of 1 to 25 and during March 2002 the Company effected a reverse stock split in a ratio of 1 to 20. All share and per share amounts have been adjusted to give effect to these splits.

During the period ended June 30, 2002 the Company issued 1,960,763 shares of its common stock valued at $3,918,850. The shares were issued for services rendered and were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued.

In addition, during the period ended June 30, 2002, the Company recorded $455,600 of non cash stock compensation related to the amortization of deferred compensation.

(4) Inventory

Inventory is stated at the lower of cost, determined by specific identification or market and consists principally of gem stones.

(5) Other-Various Lawsuits and Claims

During July 1999 the Company entered into a lease agreement for office facilities for a five-year term commencing during December 1999. The lease provided for an initial base rent of approximately $4,020 per month plus the Company’s proportionate share of operating expenses. In addition, the lease provided for annual adjustments to the base rent. During December 1999 the Company elected not to honor the terms of the new lease and the lessor retained a $5,000 deposit as liquidated damages and the Company charged the $5,000 to rent expense during 1999.

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

(6) Related Party Transactions

During the period ended June 30, 2002 affiliates of the Company provided working capital aggregating $205,444 by direct payment of certain obligations of the Company.

(7) Reclassifications

Certain amounts included in the previous periods' financial statements have been reclassified to conform to current year presentation.

(8) Basis of Presentation

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended June 30, 2002 the Company incurred net losses of $4,532,684. In addition, the Company has an accumulated deficit of $9,042,044 and a working capital deficit of $101,372 at June 30, 2002. Approximately 80% of the Company’s revenue for the period ended June 30, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

The Company’s ability to continue as a going concern is contingent upon its ability to expand its service operations, generate revenues from the sales of gemstones and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis.

Forward-Looking Statements:

The following discussion and analysis covers material changes in the results of operations for the three months ended June 30, 2002. This discussion and analysis should be read in conjunction with “Management’s Discussion and Analysis or Plan of Operation” included in the Company’s Form 10-KSB for the year ended December 31, 2001. This discussion and analysis contains forward-looking statements. Winmax Trading Group, Inc. is referred to herein as “we” or “our.” The words or phrases “would be,” “will allow,” “intends to,” “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intended to identify “forward-looking statements.” Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.

A. Overview of Operations.

We remain dependent upon our ability to expand our web development and Internet services and secure additional financing. We will attempt to generate revenues from the sales of gemstones. All of our revenues for the quarter ended June 30, 2002 were generated from sales to an affiliate/consultant, Anthony Sklar, who is our president’s son. The affiliate/consultant directly contracted with third party clients to construct websites for those clients and then contracted with us to assist in the design and construction of the websites. At June 30, 2002, approximately $70,210 is due from this affiliate.

As described in more detail in our Form 10-KSB for the period ended December 31, 2001, we adopted a new corporate strategy and business of engaging in the web development and Internet business, and in the production, processing, and Internet marketing of precious and semi-precious gemstone and jewelry.

For the three months ended June 30, 2002, we incurred net losses of $571,484. We expect to continue to generate losses from our operations until we are able to substantially increase our revenues. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations.

As of June 30, 2002, we had $70,210 of accounts receivable and no cash. We have required and continue to require substantial capital to fund our business operations. Our future capital requirements, revenues and operating results will depend upon many factors, and will be subject to numerous risks and uncertainties.

Our quarterly revenues are unpredictable and we expect them to continue to fluctuate in the future. In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

B. Results of Operations.

During the three month period ended June 30, 2002, we derived all of our revenues of $40,985 from sales to an affiliate that provided web development services. We did not adopt our new corporate strategy and business of engaging in the web development and Internet business and in the production, processing, and Internet marketing of precious and semi-precious gemstone and jewelry until June 2001; therefore, no meaningful comparison can be made between our revenues for the three month period ended June 30, 2002 and the same period during 2001.

Our general and administrative expenses for the three months ended June 30, 2002 are $90,498. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, no meaningful comparison can be made between our general and administrative expenses for the three month period ended June 30, 2002 and the same period during 2001.

C. Liquidity and Capital Resources.

At June 30, 2002, we had no cash upon which to conduct our operations; however, we have $70,210 of accounts receivable. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, there is no means of comparing our liquidity and capital resources to a comparable period during 2001.

We have experienced significant losses from our operations. For the period ended June 30, 2002, we incurred net losses of $4,532,684. In addition, we had an accumulated deficit of $9,042,044 at June 30, 2002. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing. Our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

We are presently engaged in the following legal action as indicated below. We cannot determine at this time whether any liability or damages will be imposed against us. We have no insurance coverage for any damages that may be awarded against us. Should any damage award be rendered against us, it may have a material adverse affect on our operations and financial condition.

Name of Case. ELO Associates II. Ltd. v. Winmax Trading Group, Inc. et.al. (Case No. CA-CE-02-004868(14)) (17th Judicial District, Broward County, Florida). A motion for Default Judgment was filed against us and our past President, Ralph Pistor, seeking damages of $222,324. The basis of the Default Judgment motion was that we and our past President entered into a long-term Lease Agreement for office space, then failed to occupy the leased space and forfeited the deposit as damages. As a result of the failure to pay the lease payment as required the Landlord terminated the Lease and commenced an action against us and our past President for the lease payments which would have been made over the un-expired term of the Lease. Although the motion was granted, no judgment was entered. We made a motion to set aside the motion which was granted. We are actively seeking to extract ourselves from any involvement in the judgment/suit. A Jury/Non-Jury Trial period is scheduled for Four Weeks commencing October 10, 2002.

To the best of our belief, there are no other outstanding lawsuits or actions, active or pending, in which we are involved.

Item 2. Changes in Securities.

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K.

A. Exhibits

Exhibit No.	Description
3.1.1	Articles of Incorporation of Winmax Trading Group, Inc., dated September 26, 1996*
3.1.2	Amendment to the Articles of Incorporation of Winmax Trading Group, Inc. dated January 27, 1997*
3.1.3	Amendment to the Articles of Incorporation of Winmax Trading Group, Inc. dated October 6, 1999*
3.2	Bylaws of Winmax Trading Group, Inc. and Amendment*
10.1	Limited Partnership Agreement Between Winmax Trading Group, Inc. as General Partner and the Limited Partners in the Winmax Alpha Fund Limited Partnership*
10.2	Assignment Agreement with Stone and Woods Corporation s.a.r.l.*
10.3	Share Purchase Agreement from Global Gemstone & Jewelry Inc.*
10.4	Agreement with Thomas Meeks*
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of The Sarbanes-Oxley Act of 2002

* Denotes previously filed exhibits hereby incorporated by reference.
We hereby incorporate the following documents by reference:
i) Our Annual Report on Form 10-KSB for the year ended December 31, 2001 which was filed with the Commission on May 9, 2002;
ii) Our Quarterly Report on Form 10-QSB for the quarters ended March 31, 2002, June 30, 2001, and September 30, 2001 which were filed with the Securities and Exchange Commission on, May 24, 2002, August 3, 2001, and November 29, 2001 respectively; and
iii) Our Report on Form 8-K/A which was filed with the Securities and Exchange Commission on March 12, 2002.

B. Reports on Form 8-K

Not Applicable.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.

Date: September 16, 2002

By: /s/ Gerald E. Sklar
Gerald E. Sklar, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: September 16, 2002

By: /s/ Gerald E. Sklar
Gerald E. Sklar, President, Chief Executive Officer