Form 10QSB/A
period 2002-06-30
WINMAX TRADING GROUP INC
filed 2002-11-19
CIK 1035517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB/A

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                   OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

           FLORIDA                                       65-070-2554
State or other jurisdiction                  I.R.S. Employer Identification No.
of incorporation or organization

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of outstanding of each of the issuer's classes of common equity, as of September 13, 2002:

             Common Stock, par value $.001           2,499,313

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)
                                   (Restated)

                                     Assets

Current assets
  Accounts receivable - trade                               $      36,180
  Accounts receivable - other                                      34,030
  Inventory                                                       147,727
  Other current assets                                             15,712
                                                            -------------
      Total current assets                                        233,649
                                                            -------------

Property and equipment, net                                        67,717
                                                            -------------

Other assets:
  Web site                                                        324,000
  Other assets                                                     20,000
                                                            -------------
                                                                  344,000
                                                            -------------

                                                            $     645,366
                                                            =============

                      Liabilities and Stockholders' Equity

Current liabilities
  Due to shareholders                                       $     205,444
  Accounts payable and accrued expenses                           369,577
                                                            -------------
      Total current liabilities                                   575,021
                                                            -------------

Stockholders' equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                    -
  Common stock, $.001 par value,
   2,500,000 shares authorized,
   2,499,313 shares issued and outstanding                          2,499
  Additional paid-in capital                                    9,670,122
  Deferred compensation                                          (307,583)
  Accumulated (deficit)                                        (9,282,044)
                                                            -------------
                                                                   82,994
                                                            -------------
Other comprehensive income:
  Currency translation adjustment                                 (12,649)
                                                            -------------
                                                                   70,345
                                                            -------------

                                                            $     645,366
                                                            =============

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                   Three Months and Six Months Ended June 30,
                                   (Unaudited)

                                      Three Months                  Six Months
                                      ------------                  ----------
                                    2002          2001          2002           2001
                                 ----------   ----------    -----------   -----------
                                 (Restated)                  (Restated)
                                 ----------                 -----------

Revenue:
  Sales                          $   40,985   $      -      $    40,985   $       -
  Sales to affiliate                    -            -          168,000           -
                                 ----------   ----------    -----------   -----------
                                     40,985          -          208,985           -
                                 ----------   ----------    -----------   -----------

Operating Costs and Expenses:
  Cost of sales                       7,236          -           40,836           -
  Non cash stock compensation       419,750      660,418      4,374,450       660,418
  Amortization                       54,000          -          108,000           -
  General and administrative        330,498       24,789        458,383        57,623
                                 ----------   ----------    -----------        ------
                                    811,484      685,207      4,981,669       718,041
                                 ----------   ----------    -----------       -------

(Loss) from operations             (811,484)    (685,207)    (4,772,684)     (718,041)

Other income (expense):                 -            -              -             -
                                 ----------   ----------    -----------   -----------

Net (loss)                         (811,484)    (685,207)    (4,772,684)     (718,041)

Other comprehensive income:
  Foreign currency
    translation adjustment            6,307          -           (6,124)          -
                                 ----------   ----------    -----------   -----------

Comprehensive (loss)             $ (805,177)  $ (685,207)   $(4,778,808)  $  (718,041)
                                 ==========   ==========    ===========   ===========

Per Share Information -
  basic and fully diluted:

Weighted average common
  shares outstanding              2,188,467      148,383      1,823,092        83,592
                                 ==========   ==========    ===========   ===========

(Loss) per share                 $    (0.37)  $    (4.62)   $     (2.62)  $     (8.59)
                                 ==========   ==========    ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                          2002           2001
                                                       ----------     ---------
Cash flows from operating activities:
 Net cash provided by (used in) operating activities   $   28,069     $ (41,009)
                                                       ----------     ---------

Cash flows from investing activities:
 Net cash (used in) investing activities                  (28,069)          -
                                                       ----------     ---------

Cash flows from financing activities:
 Net cash provided by financing activities                    -          39,268
                                                       ----------     ---------

(Decrease) in cash and cash equivalents                       -          (1,741)

Cash and cash equivalents, beginning of period                -           1,741
                                                       ----------     ---------

Cash and cash equivalents, end of period               $      -       $     -
                                                       ==========     =========

Supplemental cash flow information:
   Cash paid for interest                              $      -       $     -
   Cash paid for income taxes                          $      -       $     -

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
CA-CE-02-004868(14))(17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002 a final judgment was entered into in favor of the plaintiff in the approximate amount of $240,000.

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

The Company has experienced significant losses from operations. For the period ended June 30, 2002 the Company incurred net losses of $4,772,684. In addition, the Company has an accumulated deficit of $9,282,044 and a working capital deficit of $341,372 at June 30, 2002. Approximately 80% of the Company's revenue for the period ended June 30, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

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

(8) Correction of an Error

The accompanying financial statements have been adjusted to reflect the accrual of the final judgment discussed in Note 5 in the amount of $240,000 at June 30,
2002. The effect of this adjustment was to increase the net loss by $240,000 or
$.13 per share for the six months ended June 30, 2002.

Item 2. Management's Discussion and Analysis.

Forward-Looking Statements:

The following discussion of the financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes thereto. The following discussion contains forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "the Company",
"we" or "our." The words or phrases "would be," "will allow," "intends to,"
"will likely result," "are expected to," "will continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans.
Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties.
Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

A. Overview of Operations.

We remain dependent upon our ability to expand our web development and Internet services and secure additional financing. We will attempt to generate revenues from the sales of gemstones. Most of our revenues for the six months ended June
30, 2002 were primarily generated from sales to an affiliate/consultant, Anthony
Sklar, who is our president's son. The affiliate/consultant directly contracted with third party clients to construct websites for those clients and then contracted with us to assist in the design and construction of the websites. At
June 30, 2002, approximately $168,000 was sold to this affiliate.

As described in more detail in our Form 10-KSB for the period ended December 31,
2001, we adopted a new corporate strategy and business of engaging in the web development and Internet business, and in the production, processing, and
Internet marketing of precious and semi-precious gemstone and jewelry.

For the three months ended June 30, 2002, we incurred net losses of $811,484. We expect to continue to generate losses from our operations until we are able to substantially increase our revenues. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations.

As of June 30, 2002, we had $36,180 of accounts receivable. We have required and continue to require substantial capital to fund our business operations. Our future capital requirements, revenues and operating results will depend upon many factors, and will be subject to numerous risks and uncertainties.

Our quarterly revenues are unpredictable and we expect them to continue to fluctuate in the future. In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

B. Results of Operations.

During the three month period ended June 30, 2002, we derived 80% of our revenues from sales to an affiliate that provided web development services. Our quarterly revenues are unpredictable and we expect them to continue to fluctuate in the future. In view of such fluctuations in our quarterly revenue, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our general and administrative expenses for the three months ended June 30, 2002 are $330,498. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, no meaningful comparison can be made between our general and administrative expenses for the three month period ended
June 30, 2002 and the same period during 2001.

C. Liquidity and Capital Resources.

At June 30, 2002, we had no cash upon which to conduct our operations. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, there is no means of comparing our liquidity and capital resources to a comparable period during 2001.

We have experienced significant losses from our operations. For the period ended
June 30, 2002, we incurred net losses of $4,772,684. In addition, we had an accumulated deficit of $9,282,044 at June 30, 2002. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing.
Our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this amended quarterly report. Based upon this evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

There were no significant changes in the Company's internal controls or, to the knowledge of the management of the Company, in other factors that could significantly affect these controls subsequent to the evaluation date.

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
Subsequent to this reporting period ended June 30, 2002, during August 2002 a final judgment was entered in favor of the plaintiff in the approximate amount of $240,000. We have no insurance coverage for the damages that were awarded against us and we do not have available funds to pay the judgment against us.
We do not have sufficient revenues to pay the judgment against us and any attorneys fees or sanctions awarded against us. As such, the judgment will have a material adverse affect on our operations and financial condition.

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
           3.1.3   Amendment to the Articles of Incorporation of Winmax Trading
                   Group, Inc. dated October 6, 1999*
           3.1.4   Amendment to the Articles of Incorporation of Winmax
                   Trading Group, Inc., dated October 18, 2002*
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
iii) Our Report on Form 8-K/A which was filed with the Securities and Exchange
Commission on March 12, 2002; and
iv) Our Schedule 14A Proxy Statement Pursuant to Section 14(a) of the Securities
Exchange Act of 1934 which was filed with the Securities and Exchange Commission on September 27, 2002.
v) Our Report on Form 8-K which was filed with the Securities and Exchange
Commission on March 12, 2002.

B. REPORTS ON FORM 8-K.

Not Applicable.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.

Date: November 18, 2002

By:/s/ Gerald E. Sklar
Gerald E. Sklar, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 18, 2002, 2002

By:/s/ Gerald E. Sklar
Gerald E. Sklar, President, Chief Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Gerald E. Sklar, certify that:

1.   I have reviewed this amended quarterly report on Form 10-QSB/A of Winmax
Trading Group, Inc.;

2.   Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Winmax Trading Group, Inc. as of, and for, the periods presented in this amended quarterly report.

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Winmax
Trading Group, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Winmax Trading Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;
b) evaluated the effectiveness of Winmax Trading Group, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   I have disclosed, based on my most recent evaluation, to Winmax Trading
Group, Inc.'s auditors and the audit committee of Winmax Trading Group, Inc.,
Inc.'s board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect Winmax Trading Group, Inc.'s ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in Winmax Trading Group, Inc.'s internal controls; and

6.   I have indicated in this amended quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002
/s/ Gerald E. Sklar
    Gerald E. Sklar
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer