Form 10QSB
period 2002-09-30
WINMAX TRADING GROUP INC
filed 2002-11-19
CIK 1035517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2002

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

As of November 12, 2002, we had 2,499,313 shares of common stock outstanding.
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)

                            Assets

Current assets
  Cash                                                           $ 43
  Accounts receivable - trade                                  36,180
  Accounts receivable - other                                  63,978
  Inventory                                                   131,667
  Other current assets                                         15,113
                                                          -----------
      Total current assets                                    246,981
                                                          -----------

Property and equipment, net                                    65,196
                                                          -----------

Other assets:
  Web site                                                    270,000
  Other assets                                                 20,000
                                                          -----------
                                                              290,000
                                                          -----------

                                                          $   602,177
                                                          ===========

             Liabilities and Stockholders' Equity

Current liabilities
  Due to shareholders                                     $   219,458
  Accounts payable and accrued expenses                       422,830
                                                          -----------
      Total current liabilities                               642,288
                                                          -----------

Stockholders' equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                -
  Common stock, $.001 par value,
   750,000,000 shares authorized,
   2,499,313 shares issued and outstanding                      2,499
  Additional paid-in capital                                9,670,122
  Deferred compensation                                       (80,333)
  Accumulated (deficit)                                    (9,628,726)
                                                          -----------
                                                              (36,438)
                                                          -----------
Other comprehensive income:
  Currency translation adjustment                              (3,673)
                                                          -----------
                                                              (40,111)
                                                          -----------

                                                          $   602,177
                                                          ===========

      See the accompanying notes to the consolidated financial statements.

               Winmax Trading Group, Inc.
          Consolidated Statements of Operations
    Three Months and Nine Months Ended September 30,
                       (Unaudited)

                                           Three Months                Nine Months
                                           ------------                -----------
                                        2002         2001          2002           2001
                                     ----------  -----------    -----------  -----------

Revenue:
   Sales                             $   17,115  $     4,114    $    58,100  $     4,114
   Sales to affiliate                        -            -         168,000           -
                                     ----------  -----------    -----------  -----------
                                         17,115        4,114        226,100        4,114
                                     ----------  -----------    -----------  -----------

Operating Costs and Expenses:
  Cost of sales                           4,384           -          45,220           -
  Non cash stock compensation           227,250      974,850      4,601,700    1,642,250
  Amortization                           54,000           -         162,000           -
  General and administrative             78,162       93,752        536,545      144,393
                                     ----------  -----------    -----------       -------
                                        363,796    1,068,602      5,345,465    1,786,643
                                     ----------  -----------    -----------  -----------

(Loss) from operations                 (346,681)  (1,064,488)    (5,119,365)  (1,782,529)

Other income (expense):                      -            -              -            -
                                     ----------  -----------    -----------  -----------

Net (loss)                             (346,681)  (1,064,488)    (5,119,365)  (1,782,529)

Other comprehensive income:
  Foreign currency
    translation adjustment                8,976           -           2,852           -
                                     ----------  -----------    -----------  -----------

Comprehensive (loss)                 $ (337,705) $(1,064,488)   $(5,116,513) $(1,782,529)
                                     ==========  ===========    ===========  ===========

Per Share Information - basic
    and fully diluted:

Weighted average common
    shares outstanding                2,499,313      192,200      2,047,393       91,572
                                     ==========  ===========    ===========  ===========

(Loss) per share                     $    (0.14)     $ (5.54)   $     (2.50) $    (19.47)
                                     ==========  ===========    ===========  ===========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                         Nine Months Ended September 30,
                                   (Unaudited)

                                                     2002           2001
                                                 -----------    -----------
Cash flows from operating activities:
  Net cash (used in) operating activities        $   (45,488)   $   (93,254)
                                                 -----------    -----------

Cash flows from investing activities:
Net cash (used in) investing activities              (28,069)          (232)
                                                 -----------    -----------

Cash flows from financing activities:
  Net cash provided by financing activities           73,600        101,140
                                                 -----------    -----------

Increase in cash and cash equivalents                     43          7,654

Cash and cash equivalents, beginning of period            -           1,741
                                                 -----------    -----------

Cash and cash equivalents, end of period         $        43    $     9,395
                                                 ===========    ===========

Supplemental cash flow information:
   Cash paid for interest                        $      -       $      -
   Cash paid for income taxes                    $      -       $      -

      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
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

During the period ended September 30, 2002 the Company issued 1,960,763 shares of its common stock valued at $3,918,850. The shares were issued for services rendered and were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued.

In addition, during the period ended September 30, 2002, the Company recorded
$682,850 of non cash stock compensation related to the amortization of deferred compensation.

During October 2002 the Company amended its Articles of Incorporation to increase the authorized number of $.001 par value common shares to 750,000,000.

(4)  Inventory

Inventory is stated at the lower of cost, determined by specific identification or market and consists principally of gem stones.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
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

(6)  Related Party Transactions

During the period ended September 30, 2002 affiliates of the Company provided working capital aggregating $219,458 by direct payment of certain obligations of the Company aggregating $145,858 and cash advances aggregating $73,600.

(7)  Reclassifications

Certain amounts included in the previous periods' financial statements have been reclassified to conform to current year presentation.

(8)  Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended September 30, 2002 the Company incurred net losses of $5,119,365. In addition, the Company has an accumulated deficit of $9,628,726 and a working capital deficit of $395,307 at September 30, 2002. Approximately 75% of the
Company's revenue for the period ended September 30, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

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

A. Overview of Operations.

We remain dependent upon our ability to expand our web development and Internet services and secure additional financing. We will attempt to generate revenues from the sales of gemstones. Our affiliate/consultant directly contracted with third party clients to construct websites for those clients and then contracted with us to assist in the design and construction of the websites. For the nine months ended September 30, 2002, approximately $168,000 was sold to this affiliate.

As described in more detail in our Form 10-KSB for the period ended December 31,
2001, we adopted a new corporate strategy and business of engaging in the web development and Internet business, and in the production, processing, and
Internet marketing of precious and semi-precious gemstone and jewelry.

For the nine months ended September 30, 2002, we incurred net losses of
$5,119,365. We expect to continue to generate losses from our operations until we are able to substantially increase our revenues. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations.

As of September 30, 2002, we had $36,180 of accounts receivable. We have required and continue to require substantial capital to fund our business operations. Our future capital requirements, revenues and operating results will depend upon many factors, and will be subject to numerous risks and uncertainties.

Our quarterly revenues are unpredictable and expected to continue to fluctuate in the future. In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

B. Results of Operations.

During the nine months period ended September 30, 2002, $168,000 of our total revenues of $226,100, represents sales to an affiliate that provided web development services. These services represent 75% of our revenues. Our quarterly revenues are unpredictable and we expect them to continue to fluctuate in the future. In view of such fluctuations in our quarterly revenue, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Our general and administrative expenses for the nine months ended September 30,
2002 are $536,545. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, no meaningful comparison can be made between our general and administrative expenses for the three month period ended
June 30, 2002 and the same period during 2001.

C. Liquidity and Capital Resources.

At September 30, 2002, we had no cash upon which to conduct our operations. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, there is no means of comparing our liquidity and capital resources to a comparable period during 2001.

We have experienced significant losses from our operations. For the period ended
September 30, 2002, we incurred net losses of $5,119,365. In addition, we had an accumulated deficit of $9,628,726 and a working capital deficit of $395,307 at
September 30, 2002. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing. Our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern.

Item 3. Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer evaluated the
Company's disclosure controls and procedures within the 90 days preceding the filing date of this quarterly report. Based upon this evaluation, the Chief
Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that it files with the Securities and Exchange Commission.

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

Not Applicable.

Item 3. Defaults Upon Senior Securities.

Not Applicable.

Item 4. Submissions of Matters to a Vote of Security Holders.

On September 17, 2002, our Board of Directors unanimously approved amending our
Articles of Incorporation to increase our authorized common stock from 2,500,000 to 750,000,000 shares. The Board submitted the proposal to amend our Articles of
Incorporation to increase our authorized common stock to a vote of our shareholders and on October 18, 2002, our shareholders approved the proposal. On
October 25, 2002, we submitted our Amended Articles of Incorporation to the
State of Florida, Division of Corporations. Our preferred shares were not affected by the amendment.

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
v) Our Report on Form 8-K which was filed with the Securities and Exchange
Commission on October 28, 2002.

B. REPORTS ON FORM 8-K.

On October 28, 2002 we filed a report on Form 8-K with the Securities and
Exchange Commission reporting shareholder approval of an amendment to our articles of incorporation to increase our authorized common stock to increase our authorized to 750,000,000 shares.

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

Date: November 18, 2002, 2002

By:/s/ Gerald E. Sklar
Gerald E. Sklar, President, Chief Executive Officer

   CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002

I, Gerald E. Sklar, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Winmax Trading
Group, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of
Winmax Trading Group, Inc. as of, and for, the periods presented in this quarterly report.

4.   I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for Winmax
Trading Group, Inc. and have:
a) designed such disclosure controls and procedures to ensure that material information relating to Winmax Trading Group, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of Winmax Trading Group, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
Evaluation Date;

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

6.   I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 18, 2002
/s/ Gerald E. Sklar
    Gerald E. Sklar
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer