Form 10QSB/A
period 2002-06-30
WINMAX TRADING GROUP INC
filed 2002-11-25
CIK 1035517

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

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2002
                                   (Unaudited)
                                   (Restated)

                                     Assets

Current assets
  Accounts receivable - trade                               $      36,180
  Accounts receivable - other                                      34,030
  Inventory                                                       147,727
  Other current assets                                             15,712
                                                            -------------
      Total current assets                                        233,649
                                                            -------------

Property and equipment, net                                        67,717
                                                            -------------

Other assets:
  Web site                                                        324,000
  Other assets                                                     20,000
                                                            -------------
                                                                  344,000
                                                            -------------

                                                            $     645,366
                                                            =============

                      Liabilities and Stockholders' Equity

Current liabilities
  Due to shareholders                                       $     205,444
  Accounts payable and accrued expenses                           442,577
                                                            -------------
      Total current liabilities                                   648,021
                                                            -------------

Stockholders' equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                    -
  Common stock, $.001 par value,
   2,500,000 shares authorized,
   2,499,313 shares issued and outstanding                          2,499
  Additional paid-in capital                                    9,670,122
  Deferred compensation                                          (307,583)
  Accumulated (deficit)                                        (9,355,044)
                                                            -------------
                                                                    9,994
                                                            -------------
Other comprehensive income:
  Currency translation adjustment                                 (12,649)
                                                            -------------
                                                                   (2,655)
                                                            -------------

                                                            $     645,366
                                                            =============

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                   Three Months and Six Months Ended June 30,
                                   (Unaudited)

                                      Three Months                  Six Months
                                      ------------                  ----------
                                    2002          2001          2002           2001
                                 ----------   ----------    -----------   -----------
                                 (Restated)                  (Restated)
                                 ----------                 -----------

Revenue:
  Sales                          $   40,985   $      -      $    40,985   $       -
  Sales to affiliate                    -            -          168,000           -
                                 ----------   ----------    -----------   -----------
                                     40,985          -          208,985           -
                                 ----------   ----------    -----------   -----------

Operating Costs and Expenses:
  Cost of sales                       7,236          -           40,836           -
  Non cash stock compensation       419,750      660,418      4,374,450       660,418
  Amortization                       54,000          -          108,000           -
  General and administrative        409,938       24,789        531,383        57,623
                                 ----------   ----------    -----------   -----------
                                    890,294      685,207      5,054,669       718,041
                                 ----------   ----------    -----------   -----------

(Loss) from operations             (849,929)    (685,207)    (4,845,684)     (718,041)

Other income (expense):                 -            -              -             -
                                 ----------   ----------    -----------   -----------

Net (loss)                         (849,929)    (685,207)    (4,845,684)     (718,041)

Other comprehensive income:
  Foreign currency
    translation adjustment            6,307          -           (6,124)          -
                                 ----------   ----------    -----------   -----------

Comprehensive (loss)             $ (843,632)  $ (685,207)   $(4,851,808)  $  (718,041)
                                 ==========   ==========    ===========   ===========

Per Share Information -
  basic and fully diluted:

Weighted average common
  shares outstanding              2,188,467      148,383      1,823,092        83,592
                                 ==========   ==========    ===========   ===========

(Loss) per share                 $    (0.39)  $    (4.62)   $     (2.66)  $     (8.59)
                                 ==========   ==========    ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                          2002           2001
                                                       ----------     ---------
                                                       (Restated)
Cash flows from operating activities:
 Net cash provided by (used in) operating activities   $  (45,531)    $ (41,009)
                                                       ----------     ---------

Cash flows from investing activities:
 Net cash (used in) investing activities                  (28,069)          -
                                                       ----------     ---------

Cash flows from financing activities:
 Net cash provided by financing activities                 73,600        39,268
                                                       ----------     ---------

(Decrease) in cash and cash equivalents                       -          (1,741)

Cash and cash equivalents, beginning of period                -           1,741
                                                       ----------     ---------

Cash and cash equivalents, end of period               $      -       $     -
                                                       ==========     =========

Supplemental cash flow information:
   Cash paid for interest                              $      -       $     -
   Cash paid for income taxes                          $      -       $     -

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
CA-CE-02-004868(14))(17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002 a final judgment was entered into in favor of the plaintiff in the approximate amount of $313,000.

(6)   Related Party Transactions

During the period ended June 30, 2002 affiliates of the Company provided working capital aggregating $205,444 by direct payment of certain obligations of the
Company aggregating 131,844 and cash advances aggregating $73,600.

(7)   Reclassifications

Certain amounts included in the previous periods' financial statements have been reclassified to conform to current year presentation.

(8)   Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended June 30, 2002 the Company incurred net losses of $4,845,684. In addition, the Company has an accumulated deficit of $9,355,044 and a working capital deficit of $414,372 at June 30, 2002. Approximately 80% of the Company's revenue for the period ended June 30, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

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

(9)   Correction of an Error

The accompanying financial statements have been adjusted to reflect the accrual of the final judgment discussed in Note 5 in the amount of $313,000 at June 30,
2002. The effect of this adjustment was to increase the net loss by $313,000 or
$.17 per share for the six months ended June 30, 2002.

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

For the three months ended June 30, 2002, we incurred net losses of $849,939. We expect to continue to generate losses from our operations until we are able to substantially increase our revenues. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations.

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

Our general and administrative expenses for the three months ended June 30, 2002 are $409,938. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, no meaningful comparison can be made between our general and administrative expenses for the three month period ended
June 30, 2002 and the same period during 2001.

C. Liquidity and Capital Resources.

At June 30, 2002, we had no cash upon which to conduct our operations. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, there is no means of comparing our liquidity and capital resources to a comparable period during 2001.

We have experienced significant losses from our operations. For the period ended
June 30, 2002, we incurred net losses of $4,845,684. In addition, we had an accumulated deficit of $9,355,044 at June 30, 2002. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing.
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
Subsequent to this reporting period ended June 30, 2002, during August 2002 a final judgment was entered in favor of the plaintiff in the amount of $313,000.
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

Date: November 25, 2002

By:/s/ Gerald E. Sklar
Gerald E. Sklar, President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date: November 25, 2002, 2002

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

Date: November 25, 2002
/s/ Gerald E. Sklar
    Gerald E. Sklar
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer