Form 10QSB/A
period 2002-09-30
WINMAX TRADING GROUP INC
filed 2002-11-25
CIK 1035517

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

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                               September 30, 2002
                                   (Unaudited)
                                   (Restated)

                            Assets

Current assets
  Cash                                                           $ 43
  Accounts receivable - trade                                  36,180
  Accounts receivable - other                                  63,978
  Inventory                                                   131,667
  Other current assets                                         15,113
                                                          -----------
      Total current assets                                    246,981
                                                          -----------

Property and equipment, net                                    65,196
                                                          -----------

Other assets:
  Web site                                                    270,000
  Other assets                                                 20,000
                                                          -----------
                                                              290,000
                                                          -----------

                                                          $   602,177
                                                          ===========

             Liabilities and Stockholders' Equity

Current liabilities
  Due to shareholders                                     $   219,458
  Accounts payable and accrued expenses                       495,830
                                                          -----------
      Total current liabilities                               715,288
                                                          -----------

Stockholders' equity
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                -
  Common stock, $.001 par value,
   750,000,000 shares authorized,
   2,499,313 shares issued and outstanding                      2,499
  Additional paid-in capital                                9,670,122
  Deferred compensation                                       (80,333)
  Accumulated (deficit)                                    (9,701,726)
                                                          -----------
                                                             (109,438)
                                                          -----------
Other comprehensive income:
  Currency translation adjustment                              (3,673)
                                                          -----------
                                                             (113,111)
                                                          -----------

                                                          $   602,177
                                                          ===========

      See the accompanying notes to the consolidated financial statements.

               Winmax Trading Group, Inc.
          Consolidated Statements of Operations
    Three Months and Nine Months Ended September 30,
                       (Unaudited)

                                           Three Months                Nine Months
                                           ------------                -----------
                                        2002         2001          2002           2001
                                     ----------  -----------    -----------  -----------
                                                                (Restated)

Revenue:
   Sales                             $   17,115  $     4,114    $    58,100  $     4,114
   Sales to affiliate                        -            -         168,000           -
                                     ----------  -----------    -----------  -----------
                                         17,115        4,114        226,100        4,114
                                     ----------  -----------    -----------  -----------

Operating Costs and Expenses:
  Cost of sales                           4,384           -          45,220           -
  Non cash stock compensation           227,250      974,850      4,601,700    1,642,250
  Amortization                           54,000           -         162,000           -
  General and administrative             78,162       93,752        609,545      144,393
                                     ----------  -----------    -----------       -------
                                        363,796    1,068,602      5,418,465    1,786,643
                                     ----------  -----------    -----------  -----------

(Loss) from operations                 (346,681)  (1,064,488)    (5,192,365)  (1,782,529)

Other income (expense):                      -            -              -            -
                                     ----------  -----------    -----------  -----------

Net (loss)                             (346,681)  (1,064,488)    (5,192,365)  (1,782,529)

Other comprehensive income:
  Foreign currency
    translation adjustment                8,976           -           2,852           -
                                     ----------  -----------    -----------  -----------

Comprehensive (loss)                 $ (337,705) $(1,064,488)   $(5,189,513) $(1,782,529)
                                     ==========  ===========    ===========  ===========

Per Share Information - basic
    and fully diluted:

Weighted average common
    shares outstanding                2,499,313      192,200      2,047,393       91,572
                                     ==========  ===========    ===========  ===========

(Loss) per share                     $    (0.14)     $ (5.54)   $     (2.54) $    (19.47)
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
                                                  (Restated)
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

(5)   Other - Various Lawsuits and Claims

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

The Company has experienced significant losses from operations. For the period ended September 30, 2002 the Company incurred net losses of $5,192,365. In addition, the Company has an accumulated deficit of $9,701,726 and a working capital deficit of $468,307 at September 30, 2002. Approximately 75% of the
Company's revenue for the period ended September 30, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

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

(9)   Correction of an Error

The accompanying financial statements have been adjusted to reflect the accrual of the final judgment discussed in Note 5 in the amount of $313,000 at September
30, 2002 which originally had been recorded at $240,000. The effect of this adjustment was to increase the net loss by $73,000 or $.04 per share for the nine months ended September 30, 2002.

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

For the nine months ended September 30, 2002, we incurred net losses of
$5,192,365. We expect to continue to generate losses from our operations until we are able to substantially increase our revenues. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations.

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

Our general and administrative expenses for the nine months ended September 30,
2002 are $609,545. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, no meaningful comparison can be made between our general and administrative expenses for the three month period ended
June 30, 2002 and the same period during 2001.

C. Liquidity and Capital Resources.

At September 30, 2002, we had no cash upon which to conduct our operations. As indicated above, because we did not adopt a new corporate strategy and business until June 2001, there is no means of comparing our liquidity and capital resources to a comparable period during 2001.

We have experienced significant losses from our operations. For the period ended
September 30, 2002, we incurred net losses of $5,192,365. In addition, we had an accumulated deficit of $9,701,726 and a working capital deficit of $468,307 at
September 30, 2002. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing. Our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern.

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
ii) Our Quarterly Report on Form 10-QSB for the quarters ended September 30,
2002, March 31, 2002, June 30, 2001, and September 30, 2001 which were filed with the Securities and Exchange Commission on November 19, 2002, May 24, 2002,
August 3, 2001, and November 29, 2001 respectively;
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