Form 10KSB
period 2002-12-31
WINMAX TRADING GROUP INC
filed 2003-05-08
CIK 1035517

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2002

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

                     FLORIDA                              65-0702554
                     -------                              ----------
         State or other jurisdiction of                I.R.S. Employer
         Incorporation or organization                Identification No.

             5920 Macleod Trail, Suite 208, Calgary, Alberta T2H 0K2
             -------------------------------------------------------
                     (Address of principal executive office)

                                 (877) 693-3130
                                 --------------
                 (Issuer's telephone number including area code)

           Securities registered pursuant to Section 12(g) of the Act:
        Title of each class         Name of each exchange on which registered
           Common Stock                        OTC Bulletin Board

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in RULE
405, 17 CFR 230.405.) The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 6, 2003 is approximately
$554,421.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE
PRECEDING FIVE YEARS:
Not Applicable. Check whether the issuer (1) filed all
reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Check if disclosure of delinquent filers in response to Item 405 of Regulation
S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Our revenues for the year ended December 31, 2002 are $224,898.

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of the date of this filing, we had 10,438,090 shares of our common stock outstanding.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS
                          ANNUAL REPORT ON FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2002

                                     PART I

                                    PART II

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.............................................20

                        PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;

                                     PART I

Forward-Looking Statements:

This annual report on Form 10-KSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities Exchange Act of 1934. Winmax Trading Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "may allow," "intends to," "may likely result," "are expected to," "may continue," "is anticipated,"
"estimate," "project," or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities
Litigation Reform Act of 1995. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans.
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

Item 1. Description of Business

During March 2002, we effected a one (1) for twenty (20) reverse stock split.
All share and per share amounts below have been adjusted to give effect to this stock split.

Business Development
We were incorporated in the state of Florida on September 26, 1996 to engage in commodities futures trading. From approximately November 1996 until October
2000, we managed a commodities futures investment fund, the Winmax Alpha Fund
Limited Partnership, of which we were the general partner. From October 2000 until May 2001, we had no significant operations or business plan. In June of
2001, our sole officer and director, Ralph Pistor, sold 100,000 shares of our common stock held by him, which represented a majority of our then outstanding common stock, to Gerald Sklar. In connection with the purchase of the 100,000 shares of our common stock by Gerald Sklar, the following occurred:
o        Ralph Pistor resigned as our sole officer and director;
o        Gerald Sklar became our President and Director;
o        We appointed our current management to fill existing vacancies on our
             Board of Directors; and
o        We adopted a new corporate strategy which is described below.

Our Corporate Strategy
Since June of 2001, our corporate strategy has been to: (a) establish a web development, design, web casting, Internet solutions and e-commerce business;
and (b) acquire precious and semi-precious gemstone raw materials and/or minerals and to arrange for the finishing and marketing of the gemstone material and finished jewelry through our Internet website at www.thegemstore.com.

A majority of our revenues for the year ended December 31, 2002 were generated from our web design, web casting, Internet, and other web development services.
In 2001, we acquired a small inventory of approximately 1,500 pieces, including
1,000 pieces of precious and semi-precious gemstones and 500 pieces of finished jewelry, through our purchase of Global Gemstone and Jewelry Inc.; however, we have not acquired any additional gemstone inventory.

Our Principle Products/Services/Distribution Methods and Markets:
WEB DEVELOPMENT AND INTERNET SERVICES
Our Web Development and Internet services are accomplished through our in-house employees or through outside consultants which we hire on an as needed basis.
During the year ended December 2002, approximately 75% of our revenues were generated by one outside Consultant who is the son of our President.

Our Web Development and Internet services include:
Multiple Uses of our Internet Services for our gemstone business - We use our
Internet Services to support our internal operations and to market our gems and gemstone jewelry through our website and the websites of our customers through banner advertisements.

Multimedia- We provide our Clients with Multi-Media services including building websites, filming various aspects of company business such as board meetings, and downloading, editing and creating CD-ROMS tailored to fit their specific needs.

Internet Solutions- We assist emerging growth companies and our other clients to develop new media solutions, tailored to their specific requirements, for complex communication needs which are tailored to their specific needs. Our services include the creation of an interactive environment enabling emerging growth companies and our other clients to talk and interact with their clients and make them feel, see, and understand the message in the manner it was intended. The three main components of our Internet Solutions are:

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

Our projects are custom designed to fulfill each individual client's needs including the following services which we offer:

Internet Solutions Service List
Web Development (HTML, Java, Flash, C++) We strive to obtain precise programming and coding when we develop web sites for our Clients which we attempt to do through our employees and consultants who specialize in HTML, Java, and Flash programs.

Graphic Design/Optimization
We also strive to develop a proper design for each Client's website to fit their particular needs and attract and maintain their website audience. We attempt to accomplish this through our graphic design services which include the elements crucial to creating a coherent and understandable website, from color and font styles to the object-oriented code that integrates with the database.

Database Development
To help our clients maintain consistent and repeat visitation to their websites, we offer services to develop database-driven websites that allow our customers to easily make changes to information on their websites that requires constant updating.

Ancillary Services
We have developed and provide a series of reusable objects in Java to provide functionality to small to medium-sized corporate Intranets. These services include scheduling, contact, project, time sheet, billing, file sharing, and administrative modules. In addition, we provide business-to-business extranet services. Extranet is a closed system that runs over the Internet that has password protection to prevent data/information from being viewed by the general public. For example, we may establish an extranet format that enables a company to make specific data/information pertaining to their inventory available to only the company's retail outlets, but otherwise prohibiting access to such data/information by any other person or entity.

Internet Broadcasts
We provide a full broadcast package and in-house production studio to assist companies in delivering messages through live Internet broadcasts. Our Clients provide us with all content for the broadcast which we organize and complete into a full broadcast package.

Web Hosting
We provide continuous high-speed access to and transmission of information 24 hours a day, 365 days a year. As a part of our hosting services, we also register or transfer domain names with Internet and set up capabilities and we maintain a virtual server for companies.

SEMI-PRECIOUS AND PRECIOUS GEMSTONE BUSINESS
We plan to engage in the testing, production, and processing of properties for the location of gemstones and to thereafter engage in the Internet marketing of the precious and semi-precious gemstones, particularly colored gemstones that we plan to obtain as either bulk gemstone product or as finished jewelry. To date, we have not conducted any testing or exploration activities and we do not currently have available financial resources to do so.

Our participation in the semi-precious and precious gemstone business has, thus far, been limited to:
i.   the development of our website located at www.thegemstore.com through which we sell our finished jewelry  products;
ii.  the acquisition of certain property interests which have failed to generate economic benefit for us; and iii. the acquisition of Global Gemstone and
     Jewelry Inc., through which we obtained a gemstone inventory.

Purchase of Global Gemstone and Jewelry Inc.
In November of 2001, we purchased Global Gemstone and Jewelry Inc. ("Global
Gemstone"), a Canadian corporation. As a result of this purchase, we acquired a gemstone and jewelry inventory consisting of sapphires, emeralds, rubies, and citrine stones, necklaces, rings and earrings. We purchased 100% of Global
Gemstone's outstanding shares from its two shareholders for $75,000, which has been paid in full.

Global Gemstone & Jewelry Inc. ("Global Gemstone"), our wholly owned subsidiary creates our custom made jewelry in Changmi, Thailand. The finished product is made available on the Company's Internet website and through private parties.

Acquisition of Property Interests:
To date, we have not conducted any testing or exploration activities. There is no assurance that we will be successful in developing any of the properties in which we have an interest. Even if we are successful in developing these properties, there is no assurance that such development will be profitable for
us.

Since June 2001, we have attempted:
a)   to acquire interests in properties which we believe have the potential to supply us with precious and/or semi-precious gemstone materials and/or minerals for the purpose of completing finished jewelry pieces and later reselling the pieces;and

b)   to conduct testing and exploration on these properties to qualify and quantify the potential of the deposit as it relates to  precious  and or semi-precious gemstones and/or minerals when and if we have financial resources to do so.

Should we locate viable deposits of gemstones, we plan to seek financial resources to create and implement marketing plans so that any gemstones and/or minerals obtained from these properties may be marketed either through Internet sales or through direct bulk sales to larger purchasers. If we are unable to obtain precious or semi-precious material and/or minerals from viable deposits in the properties in which we have an interest or if we do not have adequate financial resources to develop these properties, we plan to obtain our inventory from third parties.

Northern Saskatchewan Project
In July 2001, we signed an agreement to acquire an interest in a Kimberlite property located in the northern portion of Saskatchewan, Canada to conduct
Kimberlite exploration activities. We gave up our interest in this project as management deemed it not to be economically feasible for us at this time.

In November of 2001, we acquired an interest from Stone and Woods Corporation
s.a.r.l. ("Stone and Woods"), a Malagasy company that has a number of properties in the Democratic Republic of Madagascar. According to our agreement with Stone and Woods, we would bear financial responsibility for an exploration program of certain properties and Stone and Woods would bear sole responsibility for the various governmental lease and license costs. We do not have current financial resources available to begin or complete an exploration program for this property and we do not have access to identifiable future financial resources for this purpose. This agreement pertains to 17 perimeters (a perimeter is 2.5 kilometers x 2.5 kilometers) in the Democratic Republic of Madagascar. The agreement further provides that from our proposed investment we will receive 75%
of the gemstone and/or mineral material extracted from the these properties in either the testing, pre-exploration, exploration or production stages, while
Stone and Woods would receive the remaining 25%.

Until such time as the testing, pre-exploration and/or exploration program has been finalized and a sizeable and continuous supply of rough precious and semi-precious gemstone material and/or mineral material is being supplied from this interest, if ever, we will purchase rough precious and semi-precious gemstones and/or mineral material from local third parties in Madagascar and in
South East Asia in order to maintain inventories of finished gemstones and to create jewelry for sale.

In November 2001, we entered into a further agreement with Stone and Woods regarding certain other Malagasy perimeters whereby Stone and Woods assigned us its interest in a certain agreement it had with Adam Mining Company. Adam Mining
Company, a Malagasy mining corporation, was to bear sole responsibility for all site costs while we would be responsible for all administrative details and payments. Adam Mining Company has elected not to participate in this venture and we are presently attempting to secure an alternate entity to carry out Adam's former responsibilities under the agreement, being the carrying out of a pre-exploration excavation program on the properties. Until such time as a replacement entity can be located, these properties will remain dormant. We do not have current financial resources available to begin or complete an exploration program for this property and we do not have access to identifiable future financial resources for this purpose. Of our share, we will pay to Stone and Woods 20%, thus retaining 20% of all material to be extracted from the properties.

In furtherance of our new business strategy, in July of 2001 we purchased a 25%
interest from Thomas Meeks in a Kimberlite project located in Saskatchewan,
Canada for possible exploration activities. We paid $20,000 for this interest.
In 2002, Management elected not proceed with this venture because our management determined it was not economically feasible for us to do so.

We have not engaged in development, exploration and testing of these properties to date and we have no immediate plans to do so. There are no assurances regarding how long and to what extent these properties will yield gemstone material, if any, or if and when we will engage in development, exploration and testing of the products, if ever. As such, our development and exploration of these properties may not be profitable to our business and lead to losses in the future should be spend our resources on the development, exploration and testing of these properties.

Our customers.

Web Development and Internet Services.

We have a wide range of customers, including emerging growth companies and other companies.

Semi-Precious and Precious Gemstone Business

We intend to market semi-precious and precious gemstones to a variety of consumers through our website, bulk sales to gem houses and through gem shows.
At present we have no customers for the gemstone segment of our business.

Dependence on Major Customers
Web Development and Internet Services.

During 2002, a single affiliated customer, our President's son, accounted for
75% of our revenues. As such, in 2002 we were dependent upon a single customer.

Semi-Precious and Precious Gemstone Business

While we intend to market gemstones to a wide array of consumers through our website, we do not expect to become dependent upon a single or a few major customers for this aspect of our business; however, there are no assurances that we will not become so dependent in the future. At present, we have no customers for this segment of our business.

Our Billing Practices
Web Development and Internet Services.

We typically require payment in advance of our website development and Internet services being rendered.

Semi-Precious and Precious Gemstone Business
Internet sales will be paid for in advance by credit card or any other form of pre-payment. All other sales will be paid for in advance.

Geographic Markets
Web Development and Internet Services.
Our web development and Internet services are offered in Europe and throughout
North America, including the United States, Canada and Mexico.

Semi-Precious and Precious Gemstone Business
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

Semi-Precious and Precious Gemstone Business.

We intend to initially acquire precious and semi-precious gemstone raw materials and/or minerals from third parties and later from properties in which we have an interest.

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

Semi-Precious and Precious Gemstone Business

Our business activities will be governed by a variety of governmental laws and regulations. Of most importance are the Mining and Export Laws in the Democratic
Republic of Madagascar. At present, Malagasy Law restricts, and in some cases prohibits, companies such as us from owning gemstone-producing properties in
Madagascar. Certain of Malagasy holdings are therefore owned by Malagasy
National Nominees. Other nations for which governmental controls are important to us include: Import/Export Laws in Thailand, Sri Lanka and Vietnam, where we will finish our precious and semi-precious gemstones material into a finished product and make jewelry, and the Taxation Laws of the United States, Canada and
Europe where we expect our largest sales to occur. We are not aware of any legislation or proposed legislation which we believe will have any adverse affect upon our operations.

Compliance with Environmental Regulations

Web Development and Internet Services. This aspect of our business does not involve the emissions of pollutants or other substances under the regulations of the Environmental Protection Agency or any other state, local or foreign environmental authorities. Accordingly, we have no cost affiliated with environmental compliance.

Semi-Precious and Precious Gemstones.

This aspect of our business does not currently involve the emission of pollutants or other substances; however, should we enter the testing and exploration stages of our business plan we will have to comply with various environmental regulations that may exist or come into being.

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

Employees

We currently have two full-time employees, as follows: (a) Our President/Chief
Executive Officer, Gerald E. Sklar, who is responsible for directing our overall operations; and (b) David M. Young, our Vice President, who is responsible for customer relations.

Contract Services

We use fifteen consultants on a part time as-needed basis to perform services pertaining to our Web Development
Internet Solutions Services.
Three contract consultants are available on an as-needed basis to perform services pertaining to our
Semi-Precious and Precious Gemstones.
Two contract consultants are available on an as-needed basis to perform services pertaining to accounting and other corporate matters.

Item 2. Description of Property

During the year ended December 31, 2002, we leased office space at the following locations:

48 Wall Street, Suite 1100, New York, New York. We currently operate out of approximately 200 square feet at this location. Our telephone number at this location is (212) 018-4513. Our lease is a one year agreement. The monthly rent is $1200.

5920 MacLeod Trail, Suite 800, Calgary, Alberta Canada, T2H 0K2. We currently operate out of approximately 6700 square feet at this location. Our telephone number at this location is (877) 693-3130. Our lease is a verbal agreement providing for a month-to-month lease and monthly rental payments of $7,965 plus operating expenses.

Changmi, Thailand. We currently operate out of approximately 1000 square feet at this location. Our telephone number at this location is (011) 66 098 559 818.
Our lease is a verbal agreement providing for a month-to-month lease and monthly rental payments of $3,000.

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

Item 3. Legal Proceedings

During the fiscal year ended December 31, 2002, we were involved in one legal action, which was ELO Associates II. Ltd. v. Winmax Trading Group, Inc. et al
(Case No. CA-CE-02-004868(14)) (17th Judicial District, Broward County, Florida)
which involved a breach of a lease agreement for our prior office location. A motion for Default Judgment was filed against us and our past President, Ralph
Pistor, seeking damages of $222,324. In May of 2003, we settled this lawsuit for the amount of $30,000 which was paid by us in May 2003.

We have no other pending litigation or legal matters.

Item 4. Submissions of Matters to a Vote of Security Holders

On October 28, 2002, our Shareholders approved an amendment to our articles of incorporation to increase our authorized shares of common stock to 750,000,000 shares from 2,500,000 shares.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Our stock is quoted on the OTC Bulletin Board ("OTCBB") under the symbol "WMTG."
The high, low and average bid information for each quarter for the two most recent fiscal years is presented below. The quotations are interdealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On May 7, 2003 the last reported sale price of the common stock on the OTCBB was $0.12 per share.

The following table summarizes the low and high prices for our common stock for each reporting quarter for the fiscal years ended December 31, 2002 and 2001.

           Quarter                  High    Low
           ------------------------------------

           2001
      First Quarter                 $1.50   $1.25
      Second Quarter                $4.50   $0.31
      Third Quarter                 $2.85   $0.32
      Fourth Quarter                $1.00   $0.31

           2002
      First Quarter.                $3.15   $1.000
      Second Quarter                $1.67   $0.188
      Third Quarter.                $0.35   $0.100
      Fourth Quarter               $0.188   $0.100

Holders

As of May 7, 2003, we had 10,438,090 shares outstanding, which were held by approximately sixty six (66) shareholders of record. The number of Shareholders does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." We currently have one class of common stock outstanding.

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

Recent Sales of Unregistered Securities

During March 2002, we effected a one (1) for twenty (20) reverse stock split.
All share and per share amounts below have been adjusted to give effect to this stock split.

On January 29, 2002, we issued 10,000 shares of our common stock to David Young in exchange for services rendered to us by David Young as a member of our Board of Directors. We valued these shares at approximately $6.20 per share or an aggregate of $62,000.

On January 29, 2002, we issued 5,000 shares of our common stock to Elaine Prober in exchange for services rendered to us by Elaine Prober as a member of our
Board of Directors. We valued these shares at approximately $6.20 per share or an aggregate of $31,000.

On January 29, 2002, we issued 250,000 shares of our common stock to Gerald E.
Sklar in exchange for services rendered to us by Gerald E. Sklar as a member of our Board of Directors. We valued these shares at approximately $6.20 per share or an aggregate of $1,550,000.

On February 26, 2002, we issued 50,000 shares of our common stock to David Young in exchange for services rendered to us by David Young as a member of our Board of Directors. We valued these shares at approximately $2.60 per share or an aggregate of $130,000.

On February 26, 2002, we issued 25,000 shares of our common stock to Elaine
Prober in exchange for services rendered to us by Elaine Prober as a member of our Board of Directors. We valued these shares at approximately $2.60 per share or an aggregate of $65,000.

On February 26, 2002, we issued 300,000 shares of our common stock to Gerald E.
Sklar in exchange for services rendered to us by Gerald E. Sklar as a member of our Board of Directors. We valued these shares at approximately $2.60 per share or an aggregate of $780,000.

On February 26, 2002, we issued 50,000 shares of our common stock to Michelle
Balic in exchange for marketing services rendered to us by Michelle Balic. We valued these shares at approximately $2.60 per share or an aggregate of
$130,000.

On November 23, 2002, we issued 1,000,000 shares of our common stock to David
Young in exchange for services rendered to us by David Young as a member of our
Board of Directors. We valued these shares at approximately $0.06 per share or an aggregate of $56,000.

On November 23, 2002, we issued 500,000 shares of our common stock to Elaine
Prober in exchange for services rendered to us by Elaine Prober as a member of our Board of Directors. We valued these shares at approximately $0.06 per share or an aggregate of $28,000.

On November 23, 2002, we issued 3,376,277 shares of our common stock to Gerald
E. Sklar in exchange for retiring a debt we owed to Gerald E. Sklar in the amount of $219,458.00. We valued these shares at approximately $0.06 per share or an aggregate of $189,071.51.

On December 2, 2002, we issued 150,000 shares of our common stock to Aldo Della
Veccia in exchange for marketing services rendered to us by Aldo Della Veccia.
We valued these shares at approximately $0.09 per share or an aggregate of
$13,500.

On December 2, 2002, we issued 150,000 shares of our common stock to Arnold
Sopsak in exchange for marketing services rendered to us by Arnold Sopsak. We valued these shares at approximately $0.09 per share or an aggregate of $13,500.

On December 2, 2002, we issued 150,000 shares of our common stock to Billy Moore in exchange for marketing services rendered to us by Billy Moore. We valued these shares at approximately $0.09 per share or an aggregate of $13,500.

On December 2, 2002, we issued 150,000 shares of our common stock to Dave Sikima in exchange for marketing services rendered to us by Dave Sikima. We valued these shares at approximately $0.09 per share or an aggregate of $13,500.

On December 2, 2002, we issued 150,000 shares of our common stock to Debra
Janssen in exchange for marketing services rendered to us by Debra Janssen. We valued these shares at approximately $0.09 per share or an aggregate of $13,500.

On December 2, 2002, we issued 150,000 shares of our common stock to Earl
Sperling in exchange for marketing services rendered to us by Earl Sperling. We valued these shares at approximately $0.09 per share or an aggregate of $13,500.

On December 2, 2002, we issued 150,000 shares of our common stock to Love Dodds in exchange for marketing services rendered to us by Love Dodds. We valued these shares at approximately $0.09 per share or an aggregate of $13,500.

Item 6. Management's Discussion and Analysis

Forward-Looking Statements
The following discussion and analysis of our operations should be read in conjunction with our audited financial statements and notes thereto. Actual results could differ materially from those projected in the forward looking statements as a result of a number of risks and uncertainties. See our Note on
Forward-Looking Statements on page 3 of this Annual Report on Form 10-KSB.

A. Overview of Operations.
In June of 2001, in conjunction with the appointment of a new board of directors and management, we adopted a new corporate strategy to engage in: (a) a web development and Internet services business; and (b) the production, processing and Internet marketing of precious and semi-precious gemstones and jewelry, particularly in the colored gemstone and jewelry industry. Our business plan also contemplates conducting testing and exploration activities. Our corporate strategy is detailed at page 4 of this Form 10-KSB.

We remain dependent upon our ability to expand our web development and Internet services and secure additional financing. Although we are pursuing financing for our continued and planned expansion of our operations, our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern. Our auditors, Stark Winter Schenkein & Co., LLP, issued a May 5, 2003 opinion stating that because we have suffered significant losses from our operations that this factor raises substantial doubt about our ability to continue as a going concern.

Approximately 75% of our revenues for the year ended December 31, 2002 were generated from sales to an affiliate/consultant. The affiliate/consultant directly contracted with third party clients to construct websites for these clients and then contracted with us to assist in the design and construction of the websites. The third parties paid the affiliate/consultant for his services in shares of their common stock. The affiliate/consultant then liquidated these shares and used the proceeds to pay us for our services.

Our affiliate, Anthony Sklar, is our president's son. Anthony Sklar contracted with us to design and construct websites for his clients.

We have developed and acquired the necessary operating assets to conduct our web development and Internet services. We estimate that we will need approximately
$100,000 in additional operating assets to further implement our gemstone business; however, we may be unable to obtain financing to acquire such assets.

Risks and Uncertainties
During 2001 and 2002, we incurred net losses of $3,716,540 and $6,992,661 respectively (of which $5,835,664 is non-recurring as well as a non-cash outlay, leaving cash operating costs of only $1,391,210). We expect to continue to generate losses until our revenues increase. For the fiscal years ended December
31, 2001 and 2002, we had revenues of $276,437 and $224,898 respectively and operating expenses of $3,992,977 and $7,226,874 respectively.

We expect that our losses will continue until we sufficiently increase our revenues, if ever, to overcome our losses. There is no assurance that we can increase our revenue sources. In addition, it is unlikely that we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a protracted period of time, we may be forced to discontinue our operations.

As of December 31, 2002, we had no cash. We have required and continue to require substantial capital to fund our business operations. Currently, we have
Internet contracts and ongoing Internet sales of precious and semi-precious gemstones and jewelry for our cash flow; however, there are no assurances that these contracts and sales will adequately fund our business operations. Our future capital requirements, revenues and operating results will depend upon many factors, risks and uncertainties, including: (a) the extent of the expansion of our web development and Internet services, as well as our semi-precious and precious gemstone business; (b) the status of our competition in these business areas; (c) our ability to secure financing; and (d) should we engage in testing and exploration activities, the possible additional financial burdens we may be subject to, as well as significant regulatory costs.

Our short operating history in our web development, Internet services, and semi-precious and gemstone businesses make it difficult to accurately forecast our revenues and operating results. In addition, our quarterly revenues are unpredictable and are expected to fluctuate in the future due to the factors in
(a) through (d) above. In view of such fluctuations, we believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

During 2002, we financed our operations through revenues obtained from our website development and Internet services. We have no commitments, agreements or understanding regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing through debt or equity financing. If additional funds are raised or acquisitions are made by issuing our equity securities, there will be dilution to the equity securities of our existing shareholders. We may also incur substantial debt or assume substantial indebtedness. Accordingly, the inability to obtain such financing could have a material adverse affect on our business, financial condition and results of operations.

B. Results of Operations.
During 2001 and 2002, our primary business focus has been directed to our website services.

Revenues: Year ended December 31, 2002 compared to the year ended December 31,
2001. During 2002, our revenue was derived from the sale and design of websites as described above in the section "Overview of Operations". During 2002, we derived a significant portion of our revenues of $224,898 from sales to an affiliate that provided such services. From 2001 to 2002, our revenues decreased by $51,539, from $276,437 in 2001 to $224,898 in 2002. This decrease was primarily due to the downturn in the economy.

Operating Costs and Expenses. Year ended December 31, 2002 compared to the year ended December 31, 2001. Our total operating costs and expenses increased from
$3,992,977 in 2001 to $7,226,874 in 2002 (deducting the non-cash items from operating cost and expenses there is a decrease to $1,391,210). This increase was primarily due to non-cash stock compensation of $5,835,664. Our total operating costs and expenses were composed of: (a) cost of sales of $47,017 during 2001 to $40,836 during 2002; (b) non-cash stock compensation of
$3,654,817 during 2001 to $5,835,664 during 2002; and (c) general and administrative expenses of $291,143 during 2001 and $855,679 during 2002. The decrease in cost of sales reflected in (a) was primarily due to the costs of designing websites in 2002. The increase in non-cash stock compensation reflected in (b) was primarily due to the issuance of common shares for services. The increase in general and administrative expenses reflected in (c)
was principally due to the accrual of a lawsuit judgment of $313,000, bad debts of $36,000, and a general increase in other administrative expenses.

C. Liquidity and Capital Resources:
At December 31, 2002, we had no cash upon which to conduct our operations. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing. Our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern.
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

Item 7. Financial Statements

                         REPORT OF INDEPENDENT AUDITORS
                         ------------------------------

To the Board of Directors and Shareholders:
   Winmax Trading Group, Inc.

We have audited the consolidated balance sheet of Winmax Trading Group, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the years ended December 31, 2002 and
2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmax Trading
Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered significant losses from operations and has working capital and stockholder deficits. This factor raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note
2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
May 5, 2003

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                December 31, 2002

                                           Assets

Current assets

 Cash                                     $   43
 Other current assets                     12,967
                                          ------
      Total current assets                13,010
                                          ------

Property and equipment, net               71,450
                                          ------
Other assets                              20,000
                                          ------
                                       $ 104,460
                                       ==========

                     Liabilities and Stockholders' (Deficit)

Current liabilities

  Accounts payable                      $ 72,690
  Due to shareholders                    102,383
  Accrued expenses                       363,921
                                         -------
      Total current liabilities          538,994
                                         -------

Stockholders' (deficit)
  Preferred stock, $1.00 par
  value, 1,000,000 shares authorized,
   no shares issued or outstanding          -
  Common stock, $.001 par value,
   750,000,000 shares authorized,
   10,318,087 shares issued and
   outstanding                            10,319
  Additional paid-in capital          11,063,887
  Accumulated (deficit)              (11,502,022)
                                     ------------
                                        (427,816)
                                     ------------
Other comprehensive income:

  Currency translation adjustment         (6,718)
                                     ------------
                                        (434,534)
                                     ------------
                                       $ 104,460
                                     ============

See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                     Years Ended December 31, 2002 and 2001

                                             2002                     2001
                                             -----                    ----
Revenue:
   Sales                                 $     6,898               $      -
   Sales to affiliate                        168,000                   276,437
                                         -------------             ------------
                                             224,898                   276,437
                                         ------------              ------------

Operating Costs and Expenses:
  Cost of sales                               40,836                    47,017
  Non cash stock compensation              5,835,664                 3,654,817
  Amortization                               162,000                      -
  Write down and impairment of assets        332,695                      -
  General and administrative                 855,679                   291,143
                                         ------------              ------------
                                           7,226,874                 3,992,977
                                         ------------              ------------
(Loss) from operations                    (7,001,976)               (3,716,540)
                                         ------------              ------------
Other income (expense):
  Other income                                 9,315                      -
                                         ------------              ------------
Net (loss)                                (6,992,661)               (3,716,540)

Other comprehensive income:
  Foreign currency translation
    adjustment                                  (193)                   (6,525)
                                         ------------              ------------
Comprehensive (loss)                  $   (6,992,854)            $  (3,723,065)
                                      ===============            ==============
Per Share Information
  - basic and fully diluted:
Weighted average common shares
     outstanding                           4,291,059                   219,238
                                      ===============            ==============
(Loss) per share                      $        (1.63)            $      (16.95)
                                      ===============            ==============

See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                Consolidated Statement of Stockholders' (Deficit)
                     Years Ended December 31, 2002 and 2001

                                                                               Currency
                               Common Stock     Additional       Deferred     Translation   Accumulated
                              Shares   Amount  Paid in capital  Compensation   Adjustment    (Deficit)       Total
                              ------   ------  ---------------  ------------   ----------    ---------      -------
Balance, December 31,
   2000                       18,800  $   19   $   789,256       $  -          $    -       $ (792,821)   $   (3,546)

Common shares issued
for services                 519,750     520     4,849,480       (763,183)          -             -        4,086,817
Contribution of amounts
due to affiliates              -         -         142,992          -               -             -          142,992
Currency translation
adjustment                     -         -          -               -             (6,525)         -           (6,525)

Net (loss) for the year        -         -          -               -               -       (3,716,540)   (3,716,540)
                              ------   ------  ---------------  ------------   ----------    ---------      -------
Balance, December 31,
  2001                       538,550     539     5,781,728       (763,183)        (6,525)   (4,509,361)      503,198

Deferred compensation          -         -          -             763,183                                    763,183
Common shares issued
for services               6,403,260   6,403     5,066,078          -               -              -       5,072,481
Conversion of amounts
due to affiliate to
 common stock              3,376,277   3,377       185,695          -               -              -         189,072

Capital contribution
 by affiliate                  -         -          30,386          -               -              -          30,386
Currency translation
 adjustment                    -         -          -               -               (193)          -            (193)
Net (loss) for
  the year                     -         -          -               -               -       (6,992,661)   (6,992,661)
                              ------   ------  ---------------  ------------   ----------    ---------      -------
Balance, December 31,
 2002                     10,318,087 $10,319  $ 11,063,887       $  -          $  (6,718) $(11,502,022)   $ (434,534)
                          ==========  ======  ===============  ============    ========== ============    ==========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                    Years Ended December 31, 2002 and 2001

                                                                    2002                    2001
                                                                   -----                    ----
Cash flows from operating activities:
Net (loss)                                                  $  (6,992,661)            $  (3,716,540)
  Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
   Depreciation and amortization                                  212,547                    11,718
   Impairment of assets                                           332,695                     -
   Common stock issued for services                             5,072,481                 3,654,817
   Amortization of deferred compensation                          763,183                     -
   Non cash capital contribution by shareholder                    30,386                     -
   Currency translation adjustment                                  (193)                   (6,525)
Changes in assets and liabilities:
    Accounts receivable - affiliate                                35,634                   (35,634)
    Other current assets                                           (9,727)                   (3,240)
    Inventory                                                       6,277                   (68,972)
    Other assets                                                   11,301                   (11,301)
    Amounts due to affiliate                                      291,455                   113,588
    Accrued expenses                                              363,921                     -
    Accounts payable                                              (32,894)                   99,589
                                                           ---------------------   ----------------------
       Total adjustments                                        7,077,066                 3,754,040
                                                           ---------------------   ----------------------
  Net cash provided by operating activities                        84,405                    37,500
                                                           ---------------------   ----------------------
Cash flows from investing activities:
   Purchase of property and equipment                             (82,349)                  (21,254)
   Investment in mineral property                                    -                      (20,000)
                                                           ---------------------   -----------------------
Net cash (used in) investing activities                           (82,349)                  (41,254)
                                                           ---------------------   -----------------------
Cash flows from financing activities:
  Increase (decrease) in bank overdraft                            (2,013)                    2,013
                                                           ---------------------   -----------------------
  Net cash provided by (used in) financing activities              (2,013)                    2,013
                                                           ---------------------   -----------------------
Increase (decrease) in cash and cash equivalents                       43                    (1,741)
Cash and cash equivalents, beginning of year                         -                        1,741
                                                           ---------------------   -----------------------
Cash and cash equivalents, end of year                              $  43             $       -
                                                           =====================   =======================
Supplemental cash flow information:
   Cash paid for interest                                            -                $       -
                                                           =====================   =======================
   Cash paid for income taxes                                        -                        -
                                                           =====================   =======================
Non cash investing and financing activities:
   Web site acquired with common stock                               -                $     432,000
                                                           =====================   =======================
   Capital contribution of amounts due to affiliates                 -                $     142,992
                                                           =====================   =======================
        to common stock                                     $     189,072                     -
                                                           =====================   =======================
                                                            $        -
                                                           =====================   =======================
 Acquisition of property and equipment
   from affiliate for non cash consideration                         -                $      79,404
                                                           =====================   =======================

      See the accompanying notes to the consolidated financial statements.

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

During 2001 the Company commenced business operations as a designer of web sites and a seller of precious and semi-precious gemstones.

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

Revenue Recognition

The Company's revenue is derived primarily from the sale and design of web sites. Revenue is recorded upon, the completion of the site and acceptance by the customer.

Revenue from the sale of gemstones is recorded upon the completion of the sale and delivery of the gemstones.

Inventory

Inventory is stated at the lower of cost, determined by specific identification, or market. Inventory consists principally of purchased gemstones. The unsold balance of inventory acquired during 2001 of $62,695 was charged to operations during December 2002.

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided over estimated useful lives of the respective assets on a straight-line basis.
Depreciation is calculated using the expected useful lives of the assets as follows:

              Furniture, software and office equipment         2 to 5 years

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

Web Site Development Costs

The Company's web site will comprise multiple features and offerings. It is anticipated that the offerings will require future development and refinement.
In connection with the development of its site, the Company will incur external costs for hardware, software, and consulting services, and internal costs for payroll and related expenses of its technology employees directly involved in the development. All hardware costs will be capitalized. Purchased software costs will be capitalized in accordance with Statement of Position 98-1
"Accounting for the Costs of Computer Software Developed or Obtained for
Internal Use". All other costs will be reviewed for determination of whether capitalization or expense as product development cost is appropriate. The
Company began amortizing its web site during January 2002 and the unamortized balance of $270,000 was charged to operations as an impairment loss during
December 2002.

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

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts payable and amounts due to shareholders. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the
Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.
Management has not identified any such impairments at December 31, 2002 other than those described above.

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

Segment Reporting

The Company follows SFAS 131, "Disclosures About Segments of an Enterprise and
Related Information." The Company operates as a single segment as it has not generated material revenues from the sale of gemstones to date, and will evaluate additional segment disclosure requirements as it expands its operations.

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

Recent pronouncements

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS
148 "Accounting for Stock-Based Compensation--Transition and Disclosure--an
amendment of SFAS 123." SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation from the intrinsic value-based method of accounting prescribed by APB 25. As allowed by SFAS 123, the Company has elected to continue to apply the intrinsic value-based method of accounting, and has adopted the disclosure requirements of SFAS 123. The Company currently does not anticipate adopting the provisions of SFAS 148.

In July 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with
Exit or Disposal Activities." SFAS 146 provides new guidance on the recognition of costs associated with exit or disposal activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of commitment to an exit or disposal plan. SFAS 146 supercedes previous accounting guidance provided by the EITF
Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits
and Other Costs to Exit an Activity (including Certain Costs Incurred in a
Restructuring)." EITF Issue No. 94-3 required recognition of costs at the date of commitment to an exit or disposal plan. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.
Early application is permitted. The adoption of SFAS 146 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In April 2002, the FASB issued SFAS 145, "Rescission of FASB Statements No. 4,
44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."
Among other things, this statement rescinds FASB Statement No. 4, "Reporting
Gains and Losses from Extinguishment of Debt" which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30, "Reporting the Results of Operations --
Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary,
Unusual and Infrequently Occurring Events and Transactions," will now be used to classify those gains and losses. The provisions of SFAS 145 related to the classification of debt extinguishment are effective for years beginning after
May 15, 2002. The adoption of SFAS 145 by the Company is not expected to have a material impact on the Company's financial position, results of operations, or cash flows.

In November 2001, the EITF of the FASB issued EITF 01-9 "Accounting for
Consideration Given by a Vendor to a Subscriber (Including a Reseller of the
Vendor's Products)." EITF 01-9 provides guidance on when a sales incentive or other consideration given should be a reduction of revenue or an expense and the timing of such recognition. The guidance provided in EITF 01-9 is effective for financial statements for interim or annual periods beginning after December 15,
2001. The adoption of EITF 01-9 by the Company did not have a material impact on the Company's financial statements.

In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or
Disposal of Long-Lived Assets." SFAS 144 provides new guidance on the recognition of impairment losses on long-lived assets with definite lives to be held and used or to be disposed of and also issued the definition of what constitutes a discontinued operation and how the results of a discontinued
operation are to be measured and presented. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 2001, the FASB issued SFAS 143, "Accounting for Asset Retirement
Obligations." SFAS 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period that it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.
SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS 143 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 142, "Goodwill and Other Intangible Assets,"
which provides for non-amortization of goodwill and intangible assets that have indefinite useful lives, annual tests of impairments of those assets and interim tests of impairment when an event occurs that more likely than not has reduced the fair value of such assets. The statement also provides specific guidance about how to determine and measure goodwill impairments, and requires additional disclosure of information about goodwill and other intangible assets. The provisions of this statement are required to be applied starting with fiscal years beginning after December 15, 2001, and applied to all goodwill and other intangible assets recognized in the financial statements at that date. Goodwill and intangible assets acquired after June 30, 2001 will be subject to the non-amortization provisions of the statement. Early application is permitted for entities with fiscal years beginning after March 15, 2001, provided that the first interim financial statements had not been issued previously. The Company's adoption of the provisions of SFAS 142 did not have a material impact on the
Company's financial position, results of operations or cash flows.

In June 2001, the FASB issued SFAS 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. The adoption of SFAS 141 did not have a material impact on the Company's financial position, results of operations or cash flows.

Note 2. BASIS OF REPORTING

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the years ended December 31, 2002 and 2001 the Company incurred net losses of $6,992,661 and $3,716,540. In addition, the Company has an accumulated deficit of
$11,502,022 and a working capital deficit of $525,984 at December 31, 2002. All of the Company's revenue for the year ended December 31, 2001 and a significant portion of the Company's revenue for the year ended December 31, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the Company to design the sites for his third party clients.

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2002:

     Furniture, software and equipment              $    136,760
     Less: accumulated depreciation                       65,310
                                                      ----------
                                                     $    71,450
                                                      ==========

Depreciation expense was $50,547 and $11,718 the years ended December 31, 2002 and 2001.

NOTE 4 - STOCKHOLDERS' (DEFICIT)

During March 2001 the Company effected a reverse stock split in a ratio of 1 to
25 and during March 2002 the Company effected a reverse stock split in a ratio of 1 to 20. In addition, during March 2002 the Company decreased its authorized number of common shares from 50,000,000 to 2,500,000 and during October 2002 the
Company amended its Articles of Incorporation to increase the authorized number of $.001 par value common shares to 750,000,000. All share and per share amounts have been adjusted to give effect to these splits.

During 2001 the Company issued 519,750 shares of its common stock valued at
$4,086,817. The shares were issued for services rendered, for future services and for the design and construction of the Company's web sites. The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued. Amounts expensed aggregated $3,654,817 amounts issued for future services aggregated $763,183 and amounts attributed to the web sites aggregated $432,000.

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
The difference between the fair market value of the Company's common stock and the exercise price of the options shall be charged to operations at the time of the grant. In addition, 899,696 common shares were registered pursuant to From
S-8 registration statements for future issuance pursuant to the Non-Qualified
Stock Award and Option Plan.

During the year ended December 31, 2002 the Company issued 6,403,260 shares of its common stock valued at $5,072,481. The shares were issued for services rendered and were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued.

During November 2002 a shareholder converted $219,458 of advances into 3,376,277 shares of the Company's common stock. The shares were valued at their fair market value on the date it was agreed the shares would be issued. The difference of $30,386 between the value of the shares issued of $189,072 and the amount of the advances converted has been recorded as a capital contribution.

During the year ended December 31, 2002, the Company recorded $763,183 of non-cash stock compensation related to the amortization of deferred compensation.

NOTE 5 - INCOME TAXES

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

                                              2002          2001
                                              ----          ----
   Tax at federal statutory rate                34%          34%
   Net operating loss                          (34)         (34)
                                             ------        -----
                                                -%           - %

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                  Reconciling items:
                  Net operating loss carryforward    $ 2,000,000
                  Valuation allowance                 (2,000,000)
                                                     ------------
                  Net deferred tax asset             $     -
                                                     =============

The Company currently has net operating loss carryforwards aggregating approximately $2,000,000, which expire through 2022. The deferred tax asset of approximately $700,000 related to these carryforwards has been fully reserved.
The significant difference between the net operating loss and the accumulated deficit results from non-cash stock compensation aggregating approximately
$9,500,000. In addition, there may be limitations on the use of the net operating loss due to a change of control in 2001.

NOTE 6 - RELATED PARTY TRANSACTIONS

The Company derived all of its revenue in 2001 and approximately 75% of its revenue in 2002 from sales to an affiliate/consultant. The affiliate/consultant directly contracted with third party clients to construct web sites for these clients and then contracted with the Company to assist in the design and construction of the web sites. The third parties paid the affiliate/consultant for its services in shares of their common stock which the affiliate/consultant then liquidated and used the proceeds to pay the Company for its services.

The Company acquired property and equipment aggregating $79,404 from an affiliate during 2001.

During 2001 the Company issued 342,500 shares of its common stock valued at
$2,573,500 to affiliates. The shares were issued for services rendered, for future services and for the design and construction of the Company's web sites.
The shares were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued. Amounts expensed aggregated
$1,480,667, amounts issued for future services aggregated $233,333 and amounts attributed to the web sites aggregated $216,000.

During 2002 shareholders of the Company paid expenses on behalf of the Company aggregating approximately $437,157. In addition, during November 2002 a shareholder converted $219,458 of these advances into 3,376,277 shares of the
Company's common stock. The balance due to these shareholders was $102,383 at
December 31, 2002.

NOTE 7 - CONCENTRATIONS

The Company derived all of its revenue in 2001 and approximately 75% of its revenue in 2002 from sales to an affiliate.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company currently leases its primary office facilities from an affiliate pursuant to a month to month lease. The current monthly rent is approximately
$8,000.

Rent expense was $86,600 and $55,715 in 2002 and 2001.

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
CA-CE-02-004868(14))(17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002 a final judgment was entered in favor of the plaintiff in the approximate amount of $313,000. This amount is included in accrued expenses at December 31, 2002.

Other

In November 2001 the Company acquired a minority interest from a Malagasy company Stone & Woods (S&W) that has a number of properties in the Democratic
Republic of Madagascar. According to the Agreement the Company would bear financial responsibility for an exploration program of certain properties and
S&W would bear sole responsibility for the various governmental lease and license costs. The Company is currently in the process of developing a testing, pre-exploration and exploration program with S&W. The Agreement further provides that from its proposed investment the Company will receive 75% of the gemstone and/or mineral material extracted from the these properties in either the testing, pre-exploration, exploration or production stages, while S&W would receive the remaining 25%. There can be no assurance that the Company will ever develop this property or derive economic benefit from it.

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

During July 2001 the Company purchased an interest in a Kimberlite project located in Saskatchewan, Canada for possible exploration activities. The Company paid $20,000 for this interest, which is included in other assets at December
31, 2002. The Company intends to develop a testing and exploration program for this property once the testing exploration programs described above have been initiated. There can be no assurance that the Company will be successful in its efforts to develop the property or derive economic benefits from it.

NOTE 9 - SUBSEQUENT EVENTS

On May 2, 2003 the Company settled the litigation in Note 8 for a payment of
$30,000 and the action against the Company was dismissed.

Item 8. Changes in and Disagreements with Accountants

None.

                                    PART III

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

Name                Age     Position                            Term
Gerald E Sklar      64      Chairman, President, CEO           1 year
Mr. Dave Young      57      Vice President, Director           1 year
Anthony K. Miller   47      Director                           1 year
Elaine Prober       84      Director/Honorary                  1 year

Each of our Directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. No compensation is currently paid to Directors for their service on the Board, although the non-officer Directors are reimbursed for travel and other direct expenses in attending meetings of the Board.

Set forth below is a summary description of the business experience of each
Director and Officer:

Mr. Gerald Sklar, age 64, has been our President, Chief Executive Office, and
Chairman of the Board since June 2001. From July 1997 to July 8, 2002, Mr. Sklar was an Officer and Director of American Benefits Group, Inc., a gem resource firm located in Florida. From 1989 to 1997, Mr. Sklar was self-employed in the area of finance. In 1963, Mr. Sklar received a Bachelors of Arts Degree in
Economics from the University of British Columbia located in Vancouver, British
Columbia, Canada.

Mr. David M. Young, age 57, has been our Director and Vice-President since June
2001. From July 1989 to May 2001, Mr. Young was a customer relations representative at American Benefits Group, Inc. From 1989 to 1998, Mr. Young was
self-employed in the area of marketing.

Mr. Anthony Miller, age 47, has been our Director since June 2001. From 1996 to present, Mr. Miller has been the President and a Director of US Crude of
Redland, California. From March 2001 to November 2002, Mr. Miller was a Director
of Southern States Power, an SEC reporting company that is publicly traded on the OTC Bulletin Board. In 1998, Mr. Miller received a Master of Arts Degree in
Business Administration from Columbia State University located in Metairie,
Louisiana. In 1979, Mr. Miller received a Bachelor of Arts Degree in Business
Administration from Cal-State University located in Long Beach, California.

Ms. Elaine Prober, age 84, has been one of our Directors since June 2001. Ms.
Prober has no prior employment history for the last five years.

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

Meetings of the Board of Directors

We held irregular meetings of our Board of Directors during the fiscal year ended December 31, 2002.

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

Item 10.  Executive Compensation

The following table sets forth certain information concerning compensation paid to or accrued for the benefit of our Officers and Directors. During March 2002, we effected a one (1) for twenty (20) reverse stock split. All share and per share amounts below have been adjusted to give effect to this stock split.

                           Summary Compensation Table

                           Annual Compensation                 Long-Term Compensation
                                                               Awards                Payouts
                                             Other Annual   Restricted    Securities
Name and Principal     Year   Salary  Bonus  Compensation     Stock       Underlying   LTIP     All Other
Positions                            (1)         (1)        Award(s)      Options    Payouts  Compensation

Gerald Sklar          2002      0      0          0        550,000           0           0           0
                      2001      0      0          0        160,000           0           0           0
                      2000      0      0          0           0              0           0           0

David Young           2002      0      0          0      1,060,000           0           0           0
Director,             2001      0      0          0         25,000           0           0           0
Vice President        2000      0      0          0           0              0           0           0

Elaine Prober         2002      0      0          0        530,000           0           0           0
Director              2001      0      0          0          5,000           0           0           0
                      2000      0      0          0           0              0           0           0

Ralph Pistor          2002      0      0          0           0              0           0           0
Former                2001      0      0          0        100,000           0           0           0
President             2000   $44,000   0          0           0              0           0           0

(1)  None of our Officers or Directors owned any unexercised options as of
     December 31,2002.No stock appreciation rights were exercised during such year or were outstanding at the end of the year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters

During March 2002, we effected a one (1) for twenty (20) reverse stock split.
All share and per share amounts below have been adjusted to give effect to this stock split.

The following tables set forth the ownership as of May 7, 2003 by:
        o   Each shareholder known by us to own beneficially more than five percent (5%) of our common stock;
        o   Each Executive Officer;
        o   Each Director or nominee to become a Director; and
        o   All Directors and Executive Officers as a group.

Security Ownership of Beneficial Owners:
                                                                  Nature of
Title of Class   Name & Address                   Beneficial   Percent of
                 Of Beneficial Owner   Amount  Ownership  Class

Common           Gerald E. Sklar      4,197,911    Direct        40.22%
                 5920 Macleod Trail
                 Suite 208
                 Calgary, Alberta T2H 0K2

Common           Dave Young           1,085,000    Direct         10.39%
                 5920 Macleod Trail
                 Suite 208
                 Calgary, Alberta T2H 0K2

Common           Elaine Prober          535,000    Direct          5.13%
                 5920 Macleod Trail
                 Suite 208
                 Calgary, Alberta T2H 0K2
-------------------------------------------------------------------------------
Common      TOTAL                    5,817,911                     55.74%

Security Ownership of Management:
                                                             Nature of
Title of Class  Name, Address           Beneficial           Percent of
                        And Position        Amount      Ownership    Class

Common          Gerald E. Sklar,         4,197,911     Direct        40.22%
                Chief Executive Officer,
                Chairman of the Board
                of Directors, President
                5920 Macleod Trail
                Suite 208
                Calgary, Alberta T2H 0K2

Common          Dave Young, Director     1,085,000     Direct        10.39%
                5920 Macleod Trail
                Suite 208
                Calgary, Alberta T2H 0K2

Common          Elaine Prober, Director    535,000     Direct         5.13%
                5920 Macleod Trail
                Suite 208
                Calgary, Alberta T2H 0K2

Common          Anthony Miller, Director     0           N/A            0
                5920 Macleod Trail
                Suite 208
                Calgary, Alberta T2H 0K2
-------------------------------------------------------------------------------
Common      All directors and
               executive                5,817,911                     55.74%
               as a group

These tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to these tables, we believe that each of the shareholders named in the tables has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

None of our Officers, Directors, key personnel or principle stockholders is related by blood or marriage.

Item 12. Certain Relationship and Related Transactions
Not Applicable.

Item 13. Exhibits and Reports
A.  Exhibits

Exhibit No.    Description
----------     --------

3.1.1    Articles of Incorporation of Winmax Trading Group, Inc., dated
            September 26, 1996*
3.1.2    Amendment to the Articles of Incorporation of Winmax Trading Group,
            Inc. dated January 27, 1997*
3.1.3    Amendment to the Articles of Incorporation of Winmax Trading Group,
            Inc. dated October 6, 1999*
3.1(i)   Amendment to the Articles of Incorporation of Winmax Trading Group,
            Inc. dated October 18, 2002**
3.2      Bylaws of Winmax Trading Group, Inc., and Amendment*
10.1     Limited Partnership Agreement Between Winmax Trading Group, Inc. as
            General Partner and the Limited Partners in the Winmax Alpha Fund
            Limited Partnership*
10.2     Assignment Agreement with Stone and Woods Corporation s.a.r.l.*
10.3     Share Purchase Agreement from Global Gemstone & Jewelry Inc.*
10.4     Agreement with Thomas Meeks*

* Denotes previously filed exhibits.
** Filed as an exhibit to Form 8-K on October 28, 2002.

We hereby incorporate the following documents by reference: Our Quarterly Report on Form 10-QSB and amendments for the quarters ended March 31, 2002, June 30,
2002, and September 30, 2002 which were filed with the Securities and Exchange
Commission on May 24, 2002, September 16, 2002, and November 19, 2002
respectively.

On September 27, 2002, we filed a Definitive Proxy Statement, Schedule 14A, for the holders of our common stock to vote on the proposed action to amend our
Articles of Incorporation to increase our authorized shares of common stock to seven hundred fifty million (750,000,000) shares.

B. Reports on Form 8-K

We filed a Form 8-K on October 28, 2002 to disclose that on September 17, 2002, our Board of Directors unanimously approved amending our Articles of
Incorporation to increase our authorized common stock from 2,500,000 to
750,000,000 shares. The Board submitted the proposal to a vote of our shareholders and on October 18, 2002, our shareholders approved the proposal. On
October 25, 2002, we submitted our Amended Articles of Incorporation to the
State of Florida for filing with the Division of Corporations. Our preferred shares were not affected by the proposal. We attached our Amended Articles of
Incorporation as an exhibit to our Form 8-K.

Item 14. Controls and Procedures

Our Chief Executive Officer/Chief Financial Officer/Principal Accounting Officer
evaluated our disclosure controls and procedures within the 90 days preceding the filing date of this annual report. Based upon this evaluation, the Chief
Executive Officer/Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures are effective in ensuring that material information required to be disclosed is included in the reports that we file with the Securities and Exchange Commission.

There were no significant changes in our internal controls or, to the knowledge of our management, in other factors that could significantly affect these controls subsequent to the evaluation date.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934,
the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.

Date:    May 9, 2002

By:      /s/ Gerald E. Sklar

         Gerald E. Sklar, President,
         Chief Executive Officer,
         Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    May 9, 2002

By:      /s/ Gerald E. Sklar
         -------------------
         Gerald E. Sklar, President,
         Chief Executive Officer,
         Chief Financial Officer and Principal Accounting Officer

Date:    May 9, 2002

By:      /s/ David Young
         ---------------
         David Young, Vice President, Director

Date:    May 9, 2002

By:      /s/ Anthony Miller
         ---------------
         Anthony Miller, Director

Date:    May 9, 2002

By:      /s/Elaine Prober
         Elaine Prober, Director

CERTIFICATION ACCOMPANYING PERIODIC REPORT PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATIONS
                                 --------------
I,Gerald Sklar, certify that:

1. I have reviewed this annual report on Form 10-KSB of Winmax Trading Group,
     Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and
c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the
        Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003

/s/Gerald E. Sklar
------------------
Gerald E. Sklar
Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.

