Form 10QSB
period 2003-03-31
WINMAX TRADING GROUP INC
filed 2003-05-30
CIK 1035517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTER ENDED March 31, 2003

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

                                 (877) 693-3130
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of May 29, 2003 we had 10,788,090 shares of our common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

                                     Assets

Current assets
  Cash                                                       $      6,743
  Accounts receivable, net                                          9,814
  Other current assets                                             24,754
                                                             ------------
      Total current assets                                         41,311
                                                             ------------

Property and equipment, net                                        84,619
                                                             ------------

Other assets                                                       68,159
                                                             ------------

                                                             $    194,089
                                                             ============

                     Liabilities and Stockholders' (Deficit)

Current liabilities
  Due to shareholders                                        $    260,572
  Accrued expenses                                                320,002
  Accounts payable                                                112,881
                                                             ------------
      Total current liabilities                                   693,455
                                                             ------------

Stockholders' (equity)
  Preferred stock, $1.00 par value, 1,000,000
   shares authorized, no shares issued or outstanding                   -
  Common stock, $.001 par value, 750,000,000
   shares authorized, 10,438,090 shares issued
   and outstanding                                                 10,438
  Additional paid-in capital                                   11,073,766
  Accumulated (deficit)                                       (11,571,218)
                                                             ------------
                                                                 (487,014)
                                                             ------------
Other comprehensive (loss):
  Currency translation adjustment                                 (12,352)
                                                             ------------
                                                                 (499,366)
                                                             ------------

                                                             $    194,089
                                                             ============

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                          Three Months Ended March 31,
                                   (Unaudited)

                                                    2002           2003
                                                -----------    -----------
Revenue:
   Sales                                        $         -    $    38,650
   Sales to affiliate                               168,000              -
                                                -----------    -----------
                                                    168,000         38,650
                                                -----------    -----------

Operating Costs and Expenses:
  Cost of sales                                      33,600          8,000
  Non cash stock compensation                     3,954,700         10,000
  Amortization                                       54,000              -
  General and administrative                        124,665         89,846
                                                -----------    -----------
                                                  4,166,965        107,846
                                                -----------    -----------

(Loss) from operations                           (3,998,965)       (69,196)

Other income (expense):
  Other income                                        3,220              -
                                                -----------    -----------

Net (loss)                                       (3,995,745)       (69,196)

Other comprehensive income:
  Foreign currency translation adjustment               183         (5,634)
                                                -----------    -----------

Comprehensive (loss)                            $(3,995,562)    $  (74,830)
                                                ===========     ==========

Per Share Information - basic and fully diluted:

Weighted average common shares outstanding        1,285,508     10,358,090
                                                ===========     ==========

(Loss) per share                                $     (3.11)    $    (0.01)
                                                ===========     ==========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                          Three Months Ended March 31,
                                   (Unaudited)

                                                   2002           2003
                                                 --------       --------
Cash flows from operating activities:
  Net cash provided by operating activities      $ 24,854       $  6,700
                                                 --------       --------

Cash flows from investing activities:
Net cash (used in) investing activities           (24,854)             -
                                                 --------       --------

Cash flows from financing activities:
  Net cash provided by financing activities             -              -
                                                 --------       --------

Increase in cash and cash equivalents                   -          6,700

Cash and cash equivalents, beginning of period          -             43
                                                 --------       --------

Cash and cash equivalents, end of period         $      -       $  6,743
                                                 ========       ========

      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                   (UNAUDITED)

(1) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments
(consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2002 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(3) Stockholders' (Deficit)

During the period ended March 31, 2003 the Company issued 120,000 shares of common stock for services. The shares were valued at their fair market value on the dates it was agreed they would be issued of $10,000, which has been recorded as non-cash stock compensation.

(4) Other-Various Lawsuits and Claims

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
CA-CE-02-004868(14))(17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002 a final judgment was entered in favor of the plaintiff in the approximate amount of $313,000. This amount is included in accrued expenses at March 31, 2003.

On May 2, 2003 the Company settled the litigation in Note 8 for a payment of
$30,000 and the action against the Company was dismissed.

(5) Related Party Transactions

During the period ended March 31, 2003 affiliates of the Company provided working capital aggregating approximately $150,000 by direct payment of certain obligations of the Company.

All of the Company's revenue for the period ended March 31, 2002 was generated from the sale of web sites to an affiliate/consultant who contracted with the
Company to design the sites for his third party clients.

(6) Reclassifications

Certain amounts included in the previous periods' financial statements have been reclassified to conform to current year presentation.

(7) Going Concern

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended March 31, 2003 the Company incurred a net loss of $69,196. In addition, the Company has an accumulated deficit of $11,571,218 and a working capital deficit of $652,144 at March 31, 2003.

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

Item 2. Management's Discussion and Analysis.

Forward-Looking Statements
The following discussion and analysis of our operations should be read in conjunction with our audited financial statements and notes thereto. This discussion and analysis should be read in conjunction with "Management's
Discussion and Analysis or Plan of Operations" included in the Company's Form
10-KSB for the year ended December 31, 2002. This quarterly report on Form
10-QSB for the period ending March 31, 2003 contains forward-looking statements.
Winmax Trading Group, Inc. is referred to herein as "we" or "our." The words or phrases "would be," "may allow," "intends to," "may likely result," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions and e-commerce business, as well as the gemstone business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, including the ability to support any possible future exploration activities; and (d) should we engage in testing and exploration activities, we will be subject to regulatory concerns, including those regulations pertaining to environmental permitting of operations, air quality, water quality and wildlife monitoring, safety regulations, claim filings and maintenance inspection and monitoring, all of which would subject us to substantial costs (See "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and other documents we have filed with the
Securities and Exchange Commission.) Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

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

Three Months Ended March 31, 2003 and 2002

Consolidated Statement of Operations

During 2001 and 2002 and for the three months ended March 21, 2003, our primary business focus has been directed to our website services.

Revenues. Revenues for the three months ended March 31, 2003 decreased by 77%
to $38,650 from $168,000 for the same period in 2002. The decrease in revenues is attributed mainly to competitive business decisions.

Cost of Sales. Cost of sales consists primarily of supplies. Cost of sales decreased by 76% to $8,000 from $33,600 for the same period in 2002, representing 21% and 20% of the total revenues for the three months ended March
31, 2003 and March 31, 2002, respectively. The decrease in cost of sales is attributable to decreases in business.

Net Loss. Net Loss is total revenues less operating costs and expenses plus other income. For the three months ended March 31, 2003 and 2002, respectively, net loss was $69,196 and $3,995,745, which represents a 98% decrease. The decrease in the net loss is primarily attributable to the decrease in non-cash stock compensation from $3,954,700 for the period ending March 31, 2003 to
$10,000 for the same period in 2002.

General and Administrative Expenses. General and administrative expenses decreased to $89,846 for the three months ended March 31, 2003, from $124,665 for the three months ended March 31,2002. As a percentage of revenues general and administrative expenses were 232% for the three months ended March 31, 2003 and 74% for the three months ended March 31, 2002.

Loss per share

The loss per share for the three months ended March 31, 2003 was $(0.01)
compared with the loss per share of $(3.11) for the three months ended March 31,
2002. The $3.10 decrease in our loss is primarily due to the decrease in non-cash stock compensation from $3,954,700 for the period ending March 31,
2003 to $10,000 for the same period in 2002.

Consolidated Balance Sheet

Current Assets. Current Assets amounted to $41,311 as of March 31, 2003, compared to $166,995 as of March 31, 2002. This decrease in our current assets is mainly attributable to: (a) an $88,209 reduction in our accounts receivable from the three months ended March 31, 2003 to the same period in 2002; and (b)
no inventory for the period ended March 31, 2003 compared to $68,972 of inventory for the same period in 2002.

Property and equipment, net. Property and equipment amounted to $84,619 as of
March 31, 2003 as compared with $64,502 for the same period in 2002. This
$20,117 increase in property and equipment is primarily due to the purchase of additional equipment.

Current Liabilities. As of March 31, 2003, Current Liabilities increased by
$481,751 to $693,455, compared with $211,704 for the period ended March 31,
2002.

Liquidity and Capital Resources March 31 2003.

Net cash provided by operating activities for the three months ended March 31,
2003 was $6,700 compared with $24,854 for the same period in 2002. The decrease in net cash provided by operating activities is primarily attributable to a decrease in business.

Cash at March 31, 2003 amounted to $6,743, an increase of $6,743 since March
31,2002 when our cash was $0.

We have experienced significant losses from our operations. For the period ended
March 31, 2003, we incurred a net loss of $69,196. In addition, we had an accumulated deficit of $11,571,218 and a working capital deficit of $652,144 at
March 31, 2003. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.

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

Not applicable.

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

We hereby incorporate the following documents by reference:
i) Our Annual Report on Form 10-KSB for the year ended December 31, 2002 which was filed with the Commission on May 8, 2003;
ii) Our Annual Report on Form 10-KSB for the year ended December 31, 2001 which was filed with the Commission on May 9, 2002;
iii) Our Quarterly Reports on Form 10-QSB, as filed with the Securities and
Exchange Commission, for the quarters ended: (a) September 30, 2002, filed on
November 19, 2002 and amended on November 25, 2002; (b) June 30, 2002, filed on
September 16, 2002 and amended on November 19, 2002 and November 25, 2002; (c)
March 31, 2002, filed on May 24, 2002; (d) September 30, 2001, filed on November
20, 2001 and amended on February 28, 2002 and June 18, 2002; (e) June 30, 2001,
filed on August 3, 2001 and amended on April 16, 2002; and (f) March 31, 2001, filed on May 17, 2001;
iv) Our Report on Form 8-K/A which was filed with the Securities and Exchange
Commission on March 12, 2002;
v) Our Report on Form 8-K which was filed with the Securities and Exchange
Commission on March 11, 2002;
vi) Our Report on Form 8-K which was filed with the Securities and Exchange
Commission on October 28, 2002; and
vii) Our Schedule 14A Proxy Statement Pursuant to Section 14(a) of the
Securities Exchange Act of 1934 which was filed with the Securities and Exchange
Commission on September 27, 2002.

B. REPORTS ON FORM 8-K.

Not Applicable.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 29, 2003

By:/s/ Gerald E. Sklar
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

Date: May 29, 2003
/s/ Gerald E. Sklar
    Gerald E. Sklar
Chief Executive Officer, Chief Financial Officer and Principal Accounting Officer