Form 10QSB
period 2003-06-30
WINMAX TRADING GROUP INC
filed 2003-09-09
CIK 1035517

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTER ENDED June 30, 2003

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            FLORIDA                                       65-0702554
   State or other jurisdiction                I.R.S. Employer Identification No.
of incorporation or organization

                          5920 Macleod Trail, Suite 800
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of June 30, 2003 we had 11,288,090 shares of our common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                          PART I-FINANCIAL INFORMATION

Item 1. Financial Statements.

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                  June 30, 2003
                                   (Unaudited)

          Assets

Current assets
  Cash                                                    $     4,819
  Inventory                                                    28,000
  Other current assets                                          2,400
                                                          -----------
      Total current assets                                     35,219
                                                          -----------
Property and equipment, net                                    77,310
                                                          -----------
Other assets                                                   20,000
                                                          -----------
                                                          $   132,529
                                                          ===========

          Liabilities and Stockholders' (Deficit)

Current liabilities
  Due to shareholders                                     $   684,547
  Accounts payable and accrued expenses                        41,900
                                                          -----------
      Total current liabilities                               726,447
                                                          -----------
Stockholders' (Deficit)
  Preferred stock, $1.00 par value,
   1,000,000 shares authorized,
   no shares issued or outstanding                                -
  Common stock, $.001 par value,
   750,000,000 shares authorized,
   11,288,090 shares issued and outstanding                    11,288
  Additional paid-in capital                               11,188,416
  Accumulated (deficit)                                   (11,780,465)
                                                          -----------
                                                             (580,761)
                                                          -----------
Other comprehensive income:
  Currency translation adjustment                             (13,157)
                                                          -----------
                                                             (593,918)
                                                          -----------
                                                          $   132,529
                                                          ===========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Operations
                   Three Months and Six Months Ended June 30,
                                   (Unaudited)

                                                Three Months              Six Months
                                                ------------              ----------
                                             2002         2003          2002         2003
                                          ----------   ----------   -----------   ----------
                                          (Restated)                (Restated)

Revenue:
   Sales                                  $   40,985   $      -     $    40,985   $   38,650
   Sales to affiliate                            -            -         168,000          -
                                          ----------   ----------   -----------   ----------
                                              40,985          -         208,985       38,650
                                          ----------   ----------   -----------   ----------
Operating Costs and Expenses:
  Cost of sales                                7,236          -          40,836        8,000
  Non cash stock compensation                419,750      115,500     4,374,450      125,500
  Amortization                                54,000          -         108,000          -
  General and administrative                 409,938      356,747       531,383      446,593
                                          ----------   ----------   -----------   ----------
                                             890,924      472,247     5,054,669      580,093
                                          ----------   ----------   -----------   ----------

(Loss) from operations                      (849,939)    (472,247)   (4,845,684)    (541,443)

Other income (expense):
  Gain on the settlement of debt                 -        263,000           -        263,000
                                          ----------   ----------   -----------   ----------

Net (loss)                                  (849,939)    (209,247)   (4,845,684)    (278,443)

Other comprehensive income:
  Foreign currency translation adjustment      6,307         (805)       (6,124)      (6,439)
                                          ----------   ----------   -----------   ----------

Comprehensive (loss)                      $(843,632)   $ (210,052)  $(4,851,808)  $ (284,882)
                                          ==========   ==========   ===========   ==========

Per Share Information - basic and
  fully diluted:

Weighted average common shares outstanding 2,188,467   10,838,090     1,823,092   10,598,090
                                          ==========   ==========   ===========   ==========

(Loss) per share                          $    (0.39)  $    (0.02)  $     (2.66)  $    (0.03)
                                          ==========   ==========   ===========   ==========

      See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                            Six Months Ended June 30,
                                   (Unaudited)

                                                          2002           2003
                                                       ----------     ----------
                                                       (Restated)
Cash flows from operating activities:
  Net cash provided by (used in) operating activities  $  (45,531)    $   26,636
                                                       ----------     ----------
Cash flows from investing activities:
Net cash (used in) investing activities                   (28,069)       (21,860)
                                                       ----------     ----------
Cash flows from financing activities:
  Net cash provided by financing activities                73,600            -
                                                       ----------     ----------

Increase in cash and cash equivalents                         -            4,776

Cash and cash equivalents, beginning of period                -               43
                                                       ----------     ----------

Cash and cash equivalents, end of period               $      -       $    4,819
                                                       ==========     ==========

      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003
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

(3) Stockholders' (Deficit)

During the period ended June 30, 2003 the Company issued 970,000 shares of common stock for services. The shares were valued at their fair market value on the dates it was agreed they would be issued of $125,500, which has been recorded as non-cash stock compensation.

Subsequent to June 30, 2003 the Company issued 155,000 shares of its common stock for services. The shares will be valued at the fair market value on the dates it was agreed they would be issued.

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

On May 2, 2003 the Company settled the litigation for a payment of $30,000 plus legal fees of $20,000 and the action against the Company was dismissed.

(5) Related Party Transactions

During the period ended June 30, 2003 affiliates of the Company provided working capital aggregating approximately $530,000 by direct payment of certain obligations of the Company. In addition, the Company accrued $50,000 in unpaid officer salary.

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

The Company has experienced significant losses from operations. For the period ended June 30, 2003 the Company incurred a net loss of $278,443. In addition, the Company has an accumulated deficit of $11,780,465 and working capital and stockholder deficits of $691,228 and $593,918 at June 30, 2003.

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

Item 2. Management's Discussion and Analysis.

Forward-Looking Statements
The following discussion and analysis of our operations should be read in conjunction with our financial statements for the period ending June 30, 2003 and notes thereto, as well as our "Management's Discussion and Analysis or Plan of Operations" included in our Form 10-KSB for the year ended December 31, 2002.
This quarterly report on Form 10-QSB for the period ending June 30, 2003 contains forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" or "us." The words or phrases "would be," "may allow,"
"intends to," "may likely result," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting,
Internet solutions and e-commerce business, as well as the mining and exploration and gemstone business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retain, motivate and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, including the ability to support any possible future exploration activities and to establish operate retail establishments that sell gemstones; (d) should we engage in testing and exploration activities, we will be subject to regulatory concerns, including those regulations pertaining to environmental permitting of operations, air quality, water quality and wildlife monitoring, safety regulations, claim filings and maintenance inspection and monitoring, all of which would subject us to substantial costs; and (e) we have not sufficiently developed our business plan in the mining and exploration and gemstone related businesses to generate revenues.

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

Overview of Operations.

Our management team has continued their efforts to implement its web development and Internet business. Our management has also attempted to implement a business related to the production, processing and Internet marketing of precious and semi-precious gemstone and jewelry, particularly in the colored gemstone and jewelry industry; however, to date we have been unsuccessful in generating any revenues pertaining to this business.

We have expanded our corporate strategy to also engage in the retail marketing of gem stones from physical locations; however, to date we have not established any such retail establishments. This additional component of our corporate strategy, as well as all aspects of our business, are contingent upon receiving adequate financing.

Our business plan also contemplates conducting testing and exploration activities of certain properties in which we have interests.

We remain dependent upon our ability to expand our web development and Internet services to generate revenues. We will continue to pursue and attempt to secure additional financing with which to implement our business strategy; however, to date we have been unsuccessful in doing so.

Although we are pursuing financing for the continued and planned expansion of our operations, our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.

We believe that we have developed and acquired the necessary operating assets to conduct our web development and Internet services. We estimate that we will need approximately $100,000 in operating assets to implement our gemstone business.

Risks and Uncertainties
During the 6 months ended June 30, 2002 and June 30, 2003, we incurred net losses of $4,845,684 and $278,443 respectively. We expect to continue to generate losses until our revenues increase. For these same periods, we had revenues of $208,985 and $38,650 and operating expenses of $5,054,669 and
$580,093, respectively.

We expect that our losses will continue until our revenues increase. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a protracted period of time, we may be forced to discontinue our operations.

For the 6 months ended June 30, 2003, we financed a portion of our operations through $38,650 of revenues obtained during the 3 months ended March 30, 2003 from our website development and Internet services. In addition, we financed our operations from additional working capital of $530,000 obtained from shareholders and affiliates.

As of June 30, 2003, we have only $4,819 of cash, which is insufficient to meet our operational goals and business plan. We have required and continue to require substantial capital to fund our business operations.

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

Periods Ended June 30, 2003 and 2002

Consolidated Statement of Operations

Our primary business focus has been directed to our website services.

Revenues. Revenues for the three months ended June 30, 2003 decreased by 100% to
$0 from $40,985 for the same period in 2002. During the 6 months ended 2003, our revenue was derived from the sale and design of websites as described above under "Overview of Operations". During the 6 months ended 2003, we derived all of our revenues of $38,650 from sales to third parties as compared to the 6 month period ended June 30, 2002 where 80% of our sales were through sales to an affiliate that provided such services. Our revenues for the 6 months ended June
30, 2003 were $38,650 while for the same period in 2002 revenues were $208,985 comprised of $40,985 to third parities and $168,000 to the affiliate. The decrease in revenues was primarily due to our focus on streamlining our administrative and general service functions.

Cost of Sales. Cost of sales consists primarily of supplies. Cost of sales decreased to $0 from $7,236 for the same period in 2002, representing 0% and 20
% of the total revenues for the three months ended June 30, 2003 and June 30,
2002, respectively. The decrease in cost of sales is attributable to decreases in business.

Net Loss. Net Loss is total revenues less operating costs and expenses plus other income. For the three months ended June 30, 2003 and 2002, respectively, net loss was $209,247 and $849,939 which represents a 75% net loss decrease. The decrease in the net loss is primarily attributable to the decrease in non-cash stock compensation from $419,750 for the period ending June 30, 2002 to $115,500 for the same period in 2003.

General and Administrative Expenses. General and administrative expenses decreased to $356,747 for the three months ended June 30, 2003, from $409,938 for the three months ended June 30, 2002.

Loss per share

The loss per share for the three months ended June 30, 2003 was $(0.02) compared with the loss per share of $(0.39) for the three months ended June 30, 2002. The
$0.37 decrease in our loss is primarily due to the decrease in non-cash stock compensation from $419,750 for the period ending June 30, 2002 to $115,500 for the same period in 2002 and an increase in the weighted average shares outstanding.

Consolidated Balance Sheet

Current Assets. Current Assets amounted to $35,219 as of June 30, 2003, compared to $13,010 as of December 31, 2002. This increase in our current assets is mainly attributable to an increase in cash of $4,776 an increase in inventory of
$28,000 and a decrease in other current assets of $10,567.

Property and equipment, net. Property and equipment amounted to $77,310 as of
June 30, 2003 as compared with $71,450 at December 31, 2002.

Current Liabilities. As of June 30, 2003, current liabilities increased by
$187,453 to $726,447, compared with $538,994 at December 31, 2002. The increase in our current liabilities is due to a $582,164 increase in current liabilities due to shareholders, a decrease in accounts payable of $30,790 and a decrease of $363,921 in accrued expenses resulting principally from the settlement of litigation in May 2003.

Liquidity and Capital Resources June 30, 2003.

Net cash provided by operating activities for the six months ended June 30, 2003 was $26,636 compared with $45,531 used in operating activities for the same period in 2002. The change is due principally to the decreases in our net loss and non cash stock compensation in 2003 as compared to 2002.

Cash at June 30, 2003 amounted to $4,819, an increase of $4,776 since December
31, 2002 when our cash was $43.

We have experienced significant losses from our operations. For the period ended
June 30, 2003, we incurred a net loss of $278,443. In addition, we had an accumulated deficit of $11,780,465 and a working capital and stockholder deficits of $691,228 and $593,918 at June 30, 2003. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of gemstones and secure additional financing.
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

                            PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

During July 1999, we entered into a lease agreement for office facilities for a five-year term commencing during December 1999. The lease provided for an initial base rent of approximately $4,020 per month plus our proportionate share of operating expenses. In addition, the lease provided for annual adjustments to the base rent. During December 1999, we elected not to honor the terms of the new lease and the lessor retained a $5,000 deposit as liquidated damages and we charged the $5,000 to rent expense during 1999.

During 2001, the lessor filed suit against us and a former officer in ELO
Associates II Ltd. V. Winmax Trading Group, Inc. et. al. (Case No.
CA-CE-02-004868(14)) (17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002, a final judgment was entered in favor of the plaintiff (the leasing company) for approximately $313,000.

On May 2, 2003, we settled the litigation for a payment of $30,000 plus legal fees of $20,000 and the action against us was dismissed.

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
10.2           Assignment Agreement with Stone and Woods Corporation s.a.r.l.*
10.3           Share Purchase Agreement from Global Gemstone & Jewelry Inc.*
10.4           Agreement with Thomas Meeks*
31.1           Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002
32.1           Certification Pursuant to Section 906 of the Sarbanes-Oxley
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
iii) Our Quarterly Reports on Form 10-QSB, as filed with the Securities and
Exchange Commission, for the quarters ended: (a) March 31, 2003, filed on May
30, 2003; (b) September 30, 2002, filed on November 19, 2002 and amended on
November 25, 2002; (c) June 30, 2002, filed on September 16, 2002 and amended on
November 19, 2002 and November 25, 2002; (d) March 31, 2002, filed on May 24,
2002; (e) September 30, 2001, filed on November 20, 2001 and amended on February
28, 2002 and June 18, 2002; (f) June 30, 2001, filed on August 3, 2001 and amended on April 16, 2002; and (g) March 31, 2001, filed on May 17, 2001;
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

Date: September 9, 2003

By:/s/ Gerald E. Sklar
Gerald E. Sklar, President, Chief Executive Officer, Chief Financial Officer
and Principal Accounting Officer