Form 10QSB
period 2003-09-30
WINMAX TRADING GROUP INC
filed 2004-06-22
CIK 1035517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2003

Commission file number: 0-29751

WINMAX TRADING GROUP, INC.
(Exact name of small business issuer as specified in its charter)

FLORIDA State or other jurisdiction of incorporation or organization		65-0702554 I.R.S. Employer Identification No.

5920 MacLeod Trail, Suite 800 Calgary, Alberta Canada T2H 0K2 (Address of principal executive offices)

(877) 693-3130 (Issuer’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes [  ]  No [X ]

APPLICABLE ONLY TO CORPORATE ISSUERS
As of September 30, 2003, we had 16,156,736 shares of our common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Winmax Trading Group, Inc.
Condensed Consolidated Balance Sheet
September 30, 2003
(Unaudited)

Assets

Current assets	$66,799
Cash
Accounts Receivable	80,000
Other current assets	19,908

Total current assets	166,707

Property and equipment, net	92,453

$259,160

Liabilities and Stockholders' Equity

Current liabilities

Due to shareholders	$348,256
Accounts payable and accrued expenses	97,366

Total current liabilities	445,622

Stockholders' Deficit
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 750,000,000 shares authorized, 16,156,736 shares issued and outstanding	16,156
Additional paid-in capital	11,932,195
Accumulated deficit	(12,122,662)
(174,311)

Other comprehensive income:
Currency translation adjustments	(12,151)
Total Stockholder's Deficit	(186,462)

$259,160

See the accompanying notes to the consolidated financial statements.

	Winmax Trading Group, Inc. and Subsidiaries Condensed Consolidated Statement of Operations September 30, 2003 Unaudited

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2003	2002	2003
Revenue:
Sales	$17,115	$338,827	$58,100	$377,477
Sales to affiliate	-	-	168,000	-

	17,115	338,827	226,100	377,477

Operating Costs and Expenses:
Cost of Sales	4,384	140,712	45,220	148,712
Non Cash Stock Compensation	227,250	64,100	4,601,700	189,600
Amortization	54,000	34,826	162,000	34,826
General and Administrative	78,162	392,608	609,545	839,201

	363,796	632,246	5,418,465	1,212,339

(Loss) from operations	(345,681)	(293,419)	(5,192,365)	(834,862)

Other Income (expenses):
Gain on the settlement of debt	-	-	-	263,000
Loss on foreign currency transactions	-	(48,778)	-	(48,778)

	-	(48,778)	-	214,222

Net (Loss)	(346,681)	(342,197)	(5,192,365)	(620,640)

Other comprehensive income:
Foreign currency translation adjustment	8,976	(1,005)	2,852	(5,434)

Comprehensive (loss)	($337,705)	($341,192)	($5,189,573)	($626,074)

Per Share Information - basic and diluted:

Weighted average common shares outstanding	2,499,313	10,257,289	2,047,393	10,684,779

(loss) per share	($0.14)	($0.03)	($2.54)	($0.06)

See the accompanying notes to the consolidated financial statements.

Winmax Trading Group, Inc.
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30,
(Unaudited)

	2002	2003

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(45,488)	$(802,400)

Cash flows from investment activities:
Net cash (used in) investing activities	(28,069)	(55,829)

Cash flows from financing activities:
Net cash provided by financing activities from shareholders and affiliates	73,600	930,419

Effect of exchange rate on cash		(5,434)

Increase in cash and cash equivalents	43	66,756

Cash and cash equivalents, beginning of period	-	43

Cash and cash equivalents, end of period	$43	$66,799

See the accompanying notes to the consolidated financial statements.

WINMAX TRADING GROUP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2003
(UNAUDITED)

(1)   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and item 310(b) of Regulation S-B. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management’s opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company’s financial statements as of December 31, 2002 and for the two years then ended, including notes thereto included in the Company’s Form 10-KSB.

(2)   Earnings Per Share

The Company’s calculated net income (loss) per share as required by SFAS 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive potential common stock outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

(3)   Stockholders’ (Deficit)

During the nine-month period ended September 30, 2003 the Company issued 1,275,000 shares of common stock for services. The shares were valued at their fair market value on the dates it was agreed they would be issued of $189,600, which has been recorded as non-cash stock compensation.

During the three months ended September 30, 2003, the Company issued 4,563,646 restricted common shares under Section 4 (2) of the Securities act of 1933, which have been reported pursuant to Item 701 of Regulation S-B, to Gerald Sklar (President and Director) of the Company for the debt owed to Mr. Sklar in the amount of $684,547. The shares have been valued at the fair market value on the date they were authorized by the Board of Directors. .

(4)   Various Lawsuits and Claims

During July 1999 the Company entered into a lease agreement for office facilities for a five-year term commencing during December 1999. The lease provided for an initial base rent of approximately $4,020 per month plus the Company’s proportionate share of operating expenses. In addition, the lease provided for annual adjustments to the base rent. During December 1999 the Company elected not to honor the terms of the new lease and the lessor retained a $5,000 deposit as liquidated damages and the Company charged the $5,000 to rent expenses during 1999.

During 2001 the lessor filed suit against the Company and a former officer “ELO Associates II Ltd. vs. Winmax Trading Group, Inc. et al” (Case No. CA-CE-02-004868(14))(17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002 a final judgment was entered in favor of the plaintiff in the approximate amount of $313,000.

On May 2, 2003 the Company settled the litigation for a payment of $30,000 plus legal fees of $20,000 and the action against the Company was dismissed.

(5)   Related Party Transactions

During the nine-month period ended September 30, 2003 shareholders of the Company provided working capital aggregating approximately $930,419 by direct payment of certain obligations of the Company. These payments are recorded as amounts due to shareholders.

All of the Company’s revenue for the period ended September 30, 2002 was generated from the sale of web site development services to an affiliate/consultant who contracted with the Company to design the sites for his third party clients and, direct sales of web site work.

(6)   Going Concern

The Company’s financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the nine month period ended September 30, 2003 the Company incurred a net loss of $626,074. In addition, the Company has an accumulated deficit of $12,122,662 and working capital deficiency of $278,915 and a stockholders deficit of $186,462 at September 30, 2003.

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

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending September 30, 2003 and notes thereto, as well as our “Management’s Discussion and Analysis or Plan of Operations” included in our Form 10-KSB for the year ended December 31, 2002. This quarterly report on Form 10-QSB for the period ending September 30, 2003 contains forward-looking statements. Winmax Trading Group, Inc. is referred to herein as “we,” “our” or “us.” The words or phrases “would be”, “may allow,” “intends to,” “may likely,” “are expected to,” “may continue,” “is anticipated,” “estimate,” “project,” or similar expressions are intend to identify “forward-looking statements”. Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce business, and retail as well as the mining and exploration and GemStore business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully; (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, including the ability to support any possible future exploration activities and to establish operate retail establishments that sell gemstones; (d) should we engage in testing and exploration activities, we will be subject to regulatory concerns, including those regulations pertaining to environmental permitting of operations, air quality, water quality and wildlife monitoring, safety regulations, claim filing and maintenance inspection and monitoring, all of which would subject us to substantial costs; and (e) we have not sufficiently developed our business plan in the mining and exploration and gemstone related businesses to generate revenues.

Statements made herein are as of the date of the filing of this Form 10-QSB with the Securities and Exchange Commission and should not be relied upon as of any subsequent date. Unless otherwise required by applicable law, we do not undertake, and we specifically disclaim any obligation, to update any forward-looking statements to reflect occurrence, developments, unanticipated events or circumstances after the date of such statement.

Overview of Operations

Our management team has continued their efforts to implement its web development and Internet business. Our management team has also implement a business related to the production, processing and Internet marketing and retail stand alone kiosks of precious and semi-precious gemstone and jewelry, particularly in the colored gemstone and jewelry industry; to date we have been successful opening ten (10) stand alone kiosk locations Canada and the United States.

We have expanded our corporate strategy to also engage in the retail marketing of gem stones from physical locations; as well as accessories that are related to promoting the sale of jewelry. to date we have established ten(10) kiosk retail establishments. This additional component of our corporate strategy, as well as all aspects of our business, are contingent upon receiving adequate financing.

We remain dependent upon our ability to expand our web development, Internet services, and retail outlets to generate revenues. We will continue to pursue and attempt to secure additional financing with which to implement our business strategy; however, to date we have been unsuccessful in doing so.

Although we are pursuing financing for the continued and planned expansion, our failure to secure such financing or expand our operations may result in our not being able to continue as a going concern. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sales of jewelry, gemstones and secure additional financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing or expand our operations may result in our not being able to continue as a going concern.

We believe that we have developed and acquired the necessary operating assets to conduct our web development and Internet services. We estimate that we will need approximately $400,000 in operating assets to implement our gemstone business.

Risks and Uncertainties

During the 9 months ended September 30, 2002 and September 30, 2003, we incurred net losses of $5,192,365 and $620,640 respectively. We expect to continue to generate losses until our revenues increase. For these same periods, we had total revenues of $226,100 and $377,477 and operating expenses of $5,418,465 and $1,212,339 respectively.

We expect that our losses will continue until our revenues increase. There is no assurance that we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a protracted period of time, we may be forced to discontinue our operations.

For the 9 months ended September 30, 2003, we financed a portion of our operations through $338,827 of revenues obtained during the 3 months ended September 30, 2003 from our website development and Internet services. In addition, we financed our operations from additional working capital of $930,419 obtained from shareholders and affiliates.

As of September 30, 2003, we have only $66,799 of cash, which is insufficient to meet our operational goals and business plan. We have required and continue to require substantial capital to fund our business operations.

We have no commitments, agreements or understanding regarding additional financing and we may be unable to obtain additional financing on satisfactory terms or at all. We expect to pursue additional financing thought debt or equity financing. If additional funds are raised or acquisitions are made by issuing our equity securities, there will be dilution to the equity securities of our existing shareholders. We may also incur debt or assume substantial indebtedness. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

Mutual changes in Results of Operations - Three months Ended September 30, 2003 compared with September 30, 2002.

Consolidated Statements of Operations

Our primary business focus has been directed to our website services.

Revenues

Revenues for the three months ended September 30, 2003 increased to $338,827 from $17,115 for the same period in 2002. During the 9 months ended 2003, our revenue was derived from the sale and design of websites and the sale of gems and jewelry as described above under “Overview of Operations”. During the 9 months ended 2003, we derived 100% of our revenues of $338,827 from sales to third parties as compared to the 9 months period September 30, 2002 where 74% of our sales were through sales to an affiliate that provided such services. Our revenues for the 9 months ended September 30, 2003,  were $377,477 while for the same period in 2002 revenues were $226,100 comprised of $58,100 to third parties and $168,00 to the affiliate. The increase in revenues was primarily due to our focus on stream lining our administrative and general service functions.

Cost of Sales

Cost of sales consists in primarily of supplies. Cost of sales increased to $148,712 from $45,220 for the same period in 2002.  The increase in cost of sales is attributable to the increase in business.

Net Loss

Net loss is total revenues less operating costs and expenses plus other income and comparitive income. For the three months ended September 30, 2003 and 2002, respectively, net loss was $341,192 and $337,705, respectively, which represents a 1% net loss increase. The increase in the net loss is primarily attributable to the increase in revenues from $17,115 for the period ending September 30, 2002 to $338,827 for the same period in 2003.

General and Administrative Expenses

General and administrative expenses increased to $392,608 for the three months ended September 30, 2003, from $78,162 for the three months ended September 30, 2002.

Loss Per Share

The loss per share for the three months ended September 30, 2003 was $(0.03) compared with the loss per share of $(0.14) for the three months ended September 30, 2002. The $0.11 decrease in our loss is primarily due to the increase in revenues from $17,115 for the period ending September 30, 2002 to $338,827 for the same period.

Material changes in Financial Condition

Consolidated Balance Sheet

Current assets amounted to $166,707 as of September 20, 2003, compared to $13,010 as of December 31, 2002. This increase in our current assets is mainly attributable to: an increase in cash of $66,756, an increase in accounts receivable of $80,000 and an increase in other current assets of $6,741.

Property and Equipment, Net

Property and equipment amounted to $92,453 as of September 30, 2003, as compared with $71,450 at December 31, 2002.

Current Liabilities

As of September 30, 2003, current liabilities decreased by $92,372 to $445,622, compared with $537,994 at December 31, 2002. The decrease in our current liabilities is due to the decrease in shareholders loan owed to Mr. Gerald Sklar (President and Director) of the company. The Company issued 4,563,646 restricted 144 common shares of its common stock under Section 4 (2) of the Securities Act of 1933 which have been reported pursuant to Item 701 pf Regulation S-B,  for the amount of $684,547 to satisfy this debt, and a decrease of $363,921 in accrued expenses resulting principally from the settlement of litigation in May 2003.

Liquidity and Capital Resources at September 30, 2003

Net cash provided by all activities for the nine months ended September 30, 2003 was $66,756 compared to $43 in all activities for the same period in 2002. The change is due principally to the increase in cash provided by financing activities.

Cash at September 30, 2003 amounted to $66,799, and increase of $66,756 since December 31, 2002 when our cash was $43.

We have experienced significant losses from our operations. For the three months ended September 30, 2003, we incurred a net loss of $293,419. In addition, we had an accumulated deficit of $12,122,662,  a working capital deficiency of $278,915 and stockholders' deficit of $186,462 at September 30, 2003. Our ability to continue as a going concern is contingent upon our ability to expand our service operations, generate revenues from the sale of gemstones and secure additional financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing expand our operations may result in our not being able to continue as a going concern.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file, or submit under  with the Securities Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the quarter covered by this report, there were no significant changes in our internal controls over financial reporting that materially affected, or is reasonably likely to materially affect, these controls.

PART II – OTHER INFORMATION

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

During 2001, the lessor filed suit against us and a former officer in ELO Associates II Ltd. Winmax Trading Group, Inc. et. al. (Case No. Ca-CE-002-004868(14)) (17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking vs. damages of $222,324. During August 2002, a final judgment was entered in favor of the plaintiff (the leasing company) for approximately $313,000.

On May 2, 2003, we settled the litigation for a payment of $30,000 plus legal fees of $20,000 and the action against us was dismissed.

Item 2. Changes in Securities
(c)   During the period ended September 30, 2003, the Company issued 4,563,646 restricted shares of Common Stock to Gerald Sklar, President and Chief Executive Officer, in satisfaction of $684,547 of indebtedness of the Company. There were no underwriters of discounts or sales commission involved in this transaction. This issuance of Securities was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as not involving any public offering.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submissions of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

A.   EXHIBITS

Exhibit No.	Description

31.1	Certification required by Rule 13a - 14(a) or Rule 15(d) - 14(a).

32.1	Certification required by Rule 13a - 14(b) or Rule 15(d) - 14(b) and 18 U.S.C. 1350.

B. REPORTS ON FORM 8-K.
None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1937, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 21, 2003                                                                                                                      Winmax Trading Group, Inc.

                                                                                                                                                        By: /s/ Gerald Sklar
                                                                                                                                                        Gerald E. Sklar, President, Chief Executive Officer, Chief Financial Officer
                                                                                                                                                        And Principal Officer

Winmax Trading Group, Inc.
Quarterly Report on Form 10-QSB
  Quarter Ended September 30, 2003

Exhibit Index

Exhibit No.                 Description

31.1                            Certification required by Rule 13a - 14(a) or Rule 15(d) - 14(a).

32.1                       Certification required by Rule 13a - 14(b) or Rule 15(d) - 14(b) and 18 U.S.C. 1350.