Form 10QSB/A
period 2003-09-30
WINMAX TRADING GROUP INC
filed 2004-06-23
CIK 1035517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
Amendment No. 1

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Winmax Trading Group, Inc.
Condensed Consolidated Balance Sheet
September 30, 2003
(Unaudited)

Assets

Current assets	$66,799
Cash
Accounts Receivable	80,000
Other current assets	19,908

Total current assets	166,707

Property and equipment, net	92,453

$259,160

Liabilities and Stockholders' Equity

Current liabilities

Due to shareholders	$348,256
Accounts payable and accrued expenses	97,366

Total current liabilities	445,622

Stockholders' Deficit
Preferred stock, $1.00 par value, 1,000,000 shares authorized, no shares issued or outstanding	-
Common stock, $.001 par value, 750,000,000 shares authorized, 16,156,736 shares issued and outstanding	16,156
Additional paid-in capital	11,932,195
Accumulated deficit	(12,122,662)
(174,311)

Other comprehensive income:
Currency translation adjustments	(12,151)
Total Stockholders' Deficit	(186,462)

$259,160

See the accompanying notes to the consolidated financial statements.

	Winmax Trading Group, Inc. and Subsidiaries Condensed Consolidated Statement of Operations September 30, 2003 Unaudited

	Three Months Ended September 30		Nine Months Ended September 30

	2002	2003	2002	2003
Revenue:
Sales	$17,115	$338,827	$58,100	$377,477
Sales to affiliate	-	-	168,000	-

	17,115	338,827	226,100	377,477

Operating Costs and Expenses:
Cost of Sales	4,384	140,712	45,220	148,712
Non Cash Stock Compensation	227,250	64,100	4,601,700	189,600
Amortization	54,000	34,826	162,000	34,826
General and Administrative	78,162	392,608	609,545	839,201

	363,796	632,246	5,418,465	1,212,339

(Loss) from operations	(345,681)	(293,419)	(5,192,365)	(834,862)

Other Income (expenses):
Gain on the settlement of debt	-	-	-	263,000
Loss on foreign currency transactions	-	(48,778)	-	(48,778)

	-	(48,778)	-	214,222

Net (Loss)	(346,681)	(342,197)	(5,192,365)	(620,640)

Other comprehensive income:
Foreign currency translation adjustment	8,976	(1,005)	2,852	(5,434)

Comprehensive (loss)	($337,705)	($341,192)	($5,189,573)	($626,074)

Per Share Information - basic and diluted:

Weighted average common shares outstanding	2,499,313	10,257,289	2,047,393	10,684,779

(loss) per share	($0.14)	($0.03)	($2.54)	($0.06)

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

(2)   Earnings Per Share

The Company calculated net income (loss) per share as required by SFAS 128, “Earnings per Share.” Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive potential common stock outstanding. During periods when they are anti-dilutive, common stock equivalents, if any, are not considered in the computation.

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

Material Changes in Results of Operations - Three months Ended September 30, 2003 compared with September 30, 2002.

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

Material Changes in Financial Condition

Consolidated Balance Sheet

Current assets amounted to $166,707 as of September 20, 2003, compared to $13,010 as of December 31, 2002. This increase in our current assets is mainly attributable to an increase in cash of $66,756, an increase in accounts receivable of $80,000 and an increase in other current assets of $6,741.

Property and Equipment, Net

Property and equipment amounted to $92,453 as of September 30, 2003, as compared with $71,450 at December 31, 2002.

Current Liabilities

As of September 30, 2003, current liabilities decreased by $92,372 to $445,622, compared with $537,994 at December 31, 2002. The decrease in our current liabilities is due to the decrease in shareholders loan owed to Mr. Gerald Sklar (President and Director) of the company. The Company issued 4,563,646 restricted shares of its common stock under Section 4 (2) of the Securities Act of 1933 which have been reported pursuant to Item 701 of Regulation S-B,  for the amount of $684,547 to satisfy this debt, and a decrease of $363,921 in accrued expenses resulting principally from the settlement of litigation in May 2003.

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

Item 3. Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, our principal executive and financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the quarter covered by this report, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, these controls.

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

During 2001, the lessor filed suit against us and a former officer in ELO Associates II Ltd. vs. Winmax Trading Group, Inc. et. al. (Case No. Ca-CE-002-004868(14)) (17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002, a final judgment was entered in favor of the plaintiff (the leasing company) for approximately $313,000.

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

B. REPORTS ON FORM 8-K.
None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: June 23, 2004                                                                                                                      Winmax Trading Group, Inc.

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