Form 10KSB
period 2003-12-31
WINMAX TRADING GROUP INC
filed 2004-11-03
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the year ended December 31, 2003

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

             5920 Macleod Trail, Suite 800, Calgary, Alberta T2H 0K2
             -------------------------------------------------------
                     (Address of principal executive office)

                                 (877) 693-3130
                                 --------------
                 (Issuer's telephone number including area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

        Title of each class           Name of each exchange on which registered
   Common Stock $0.001 par value                    Pink sheets LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-K (sec: 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ] Yes [X] No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in RULE 405, 17 CFR 230.405.) The aggregate market value of the voting and non-voting common equity held by non-affiliates as of October 26, 2004 is approximately $8,325,179.

Our revenues for the year ended December 31, 2003 are $582,377

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of the date of this filing, we had 18,706,736 shares of our common stock outstanding.

Documents incomplete by reference: NONE

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]

                                TABLE OF CONTENTS
                          ANNUAL REPORT ON FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2003


PART I

Item 1     Description of Business.............................................4
Item 2     Description of Property............................................12
Item 3     Legal Proceedings..................................................13
Item 4     Submission of Matters to a Vote of Security Holders................13

PART II

Item 5     Market for Common Equities and Related Stockholder Matters.........13
Item 6     Management's Discussion and Analysis or Plan of Operation..........17
Item 7     Financial Statements...............................................19
Item 8     Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...............................................20
Item 8A    Controls and Procedures
Item 8B    Other Information

PART III

Item 9     Directors and Executive Officers of the Registrant.................20
Item 10    Executive Compensation.............................................22
Item 11    Security Ownership of Certain Beneficial Owners and Management.....23
Item 12    Certain Relationships and Related Transactions.....................25
Item 13    Exhibit, Lists, and Reports on Form 8-K............................25
Item 14    Principal Accountant Fees and Services.............................26

                                     PART I

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending December 31, 2003 and notes thereto. This annual report on Form 10-KSB for the period ending December 31, 2003 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" or "us." The words or phrases "would be", "may allow," "intends to," "may likely," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intend to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are still in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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


ITEM 1. DESCRIPTION OF BUSINESS

During March 2002, we affected a one (1) for twenty (20) reverse stock split. All share and per share, amounts below have been adjusted to give effect to this stock split.

BUSINESS DEVELOPMENT
We were incorporated in the state of Florida on September 26, 1996 to engage in commodities futures trading. From approximately November 1996 until October
2000, we managed a commodities futures investment fund, the Winmax Alpha Fund Limited Partnership, of which we were the general partner. From October 2000 until May 2001, we had no significant operations or business plan. In June of 2001, our sole officer and director, Ralph Pistor, sold 100,000 shares of our common stock held by him, which represented a majority of our then outstanding common stock, to Gerald Sklar. In connection with the purchase of the 100,000 shares of our common stock by Gerald Sklar, the following occurred:
- Ralph Pistor resigned as our sole officer and director;
- Gerald Sklar became our President and Director;
- We appointed our current management to fill existing vacancies on our Board of Directors; and
- We adopted a new corporate strategy, which is described below.

OUR CORPORATE STRATEGY

Since June of 2001, our corporate strategy has been to: (a) establish a web development, design, web casting, Internet solutions and e-commerce business;
(b) acquire gemstone raw materials and/or minerals and to arrange for the finishing and marketing of the gemstone material and finished jewelry through our Internet website at www.thegemstore.com, and (c) advance money to prospect and possibly produce gemstone material.

In 2001, we acquired an inventory of gemstones and pieces of finished jewelry.

A majority of our revenues for the year ended December 31, 2002 and 2003 were generated from our web design, web casting, Internet, and other web development services.

In 2003, management decided to abandon any interests in or financing of prospecting possible gemstone material. We added the opening of Retail Merchandising Units (RMU's) to our corporate strategy of finishing and marketing gemstone material and finished jewelry through our Internet website. During 2003, management recognized the need to grow sales in our gemstones marketing division by opening three RMU's as a test market.

OUR PRINCIPLE PRODUCTS/SERVICES/DISTRIBUTION METHODS AND MARKETS

WEB DEVELOPMENT AND INTERNET SERVICES
Our Web Development, Multimedia and Internet services are accomplished through our in-house employees or through outside consultants whom we hire on an as needed basis. During the year ended December 2002, approximately 75% of our revenues were generated from work brought to the Company by one outside consultant who is the son of our President. For the year ending December 31, 2003, approximately 8% of our revenue was from our RMU's and approximately 92% was derived from our sales in web development, multimedia and Internet Solutions.

OUR WEB DEVELOPMENT, MULTIMEDIA AND INTERNET SERVICES INCLUDE:

WINMAX MEDIA
Winmax Media, our web development subsidiary, focuses on building multimedia products that are both elegant and intelligent while meeting customer's needs by delivering clear branding messages. Winmax Media's web casting unit, Bnettv.com, is a full service video production and video streaming company that produces both client-commissioned and in-house video and multimedia. Winmax Media's Services include: web and graphic design, programming (coldfusion, actionscript, javascript, php, vb, sql, html, xml, shell script, and various other dynamic computer languages), production and editing of corporate video, production of commercials for the internet, live video streaming, CD production, and corporate brochures. We have also developed and provide a series of re-usable objects in Java to provide functionality to small and medium-sized corporate Intranets. These services include scheduling, contact, project, time sheet, billing, file sharing, and administrative modules.

WINMAX INTERNET SOLUTIONS (WINMAXIS)
WinmaxIS is the IT subsidiary of Winmax Trading Group, Inc. WinmaxIS manages data center operations including: Internet web hosting of in-house and client domains, monitoring security and technical operations to ensure maximum uptime, custom application development using cold fusion to integrate database's (such as SQL) for dynamic web content, provision of virtual servers for offsite security, and provision of networking and application support to both internal and external clients. In addition, we provide business-to-business extranet services. Extranet is a closed system that runs over the Internet that has password protection to prevent data/information from being viewed by the general public. WinmaxIS allows our customers to off-load technical services and maintain world wide access to their proprietary information so they can focus on their core business. WinmaxIS developed and maintains all accounting and inventory programs for each of the Winmax Trading Group, Inc. subsidiaries and divisions.

THEGEMSTORE AND THEGEMSTORE.COM
We plan to engage in the Internet marketing and retailing of gemstones, jewelry and accessories through TheGemstore subsidiary. During 2003 we established three
(3) RMU's, on a test basis, for the sale of gemstones, jewelry and accessories. Plans are in place to open approximately ten (10) more RMU's during 2004. As of October 2004 we had a total of 11 RMUs.

Our gemstone business has, up to December 31, 2003, has been limited to:

i. the development of our website located at www.thegemstore.com through which we sell our finished jewelry products; along with 3(three) retail outlets;

ii. the acquisition of certain gemstone property interests which have failed to generate economic benefit for us. Therefore in 2003 management abandoned this part of our corporate strategy; and

iii. the acquisition of Global Gemstone and Jewelry Inc., through which we obtained some gemstone inventory. Global Gemstone & Jewelry Inc. ("Global Gemstone"), our wholly owned subsidiary, creates our custom-made jewelry in

Changmi, Thailand. The finished product is made available on the Company's Internet website, through private parties and through our RMU's.

ACQUISITION OF PROPERTY INTERESTS

Since June 2001, we have attempted:

a) to acquire interests in properties which we believed had the potential to supply us with gemstone materials and/or minerals for the purpose of completing finished jewelry pieces and later reselling the pieces.

b) to conduct testing and exploration on these properties to qualify and quantify the potential of the deposit as its related to gemstones and/or minerals when and if we had the financial resources to do so. If we had located viable deposits of gemstones we planned to seek financial resources to create and implement marketing plans so that any gemstones and/or minerals obtained from these properties could be marketed either through Internet sales or direct bulk sales to larger purchasers. If we were unable to obtain gemstone materials and/or minerals from viable deposits in the properties in which we have an interest, or if we do not have adequate financial resources to develop these properties, we planned to obtain our inventory from third parties.

c) In November of 2001, we acquired an interest from Stone and Woods Corporation s.a.r.l. ("Stone and Woods"), a Malagasy company that has a number of properties in the Democratic Republic of Madagascar. According to our agreement with Stone and Woods, we would bear financial responsibility for an exploration program of certain properties, and Stone and Woods would bear sole responsibility for the various governmental lease and license costs. We do not have current financial resources available to begin or complete an exploration program for this property and we do not have access to identifiable future financial resources for this purpose. This agreement pertained to 17 perimeters (a perimeter is 2.5 kilometers x 2.5 kilometers) in the Democratic Republic of Madagascar. The agreement further provides that from our proposed investment we would receive 75% of the gemstone and/or mineral material extracted from the these properties in either the testing, pre-exploration, exploration or production stages, while Stone and Woods would receive the remaining 25%. This agreement is believed to be null and void.

In November 2001, we entered into a second agreement with Stone and Woods regarding certain other Malagasy perimeters whereby Stone and Woods assigned us its interest in a certain agreement it had with Adam Mining Company. Adam Mining Company, a Malagasy mining corporation, was to bear sole responsibility for all site costs while we would be responsible for all administrative details and payments. Adam Mining Company has elected not to participate in this venture and accordingly we have allowed this Agreement to lapse.

In furtherance of our new business strategy, in July of 2001 we purchased a 25% interest from Thomas Meeks in a Kimberlite diamond formation project located in Saskatchewan, Canada for possible exploration activities. We paid $20,000 for this interest. In 2003 management elected not proceed with this venture because our management determined it was not economically feasible for us to do so. This agreement has lapsed.

To date, we have not conducted any testing or exploration activities. There was no assurance that we would be successful in developing any of the properties in which we have an interest. In the 1st half of 2003 we abandoned this strategy.

OUR CUSTOMERS

We have a wide range of customers, including emerging growth companies and other companies.

For the year ended December 31, 2003 approximately 51% of our sales were from one client, Immtech International, Inc., through our web and media division.

WEB DEVELOPMENT AND INTERNET SERVICES
For the year ended December 31, 2003 approximately 8% of our revenue was from our RMU's and approximately 92% was derived from web development, multimedia and Internet Solutions sales.

GEMSTONE BUSINESS
While we intend to market gemstones to a wide array of consumers through our website, we do not expect to become dependent upon either a single or a few major customers for this aspect of our business. However, there are no assurances that we will not become dependent as such in the future. At present, we have retail customers for this segment of our business.

OUR BILLING PRACTICES

WEB DEVELOPMENT, INTERNET SERVICES AND RETAILING
We typically require payment in advance of rendering our website development and Internet services. In some case we receive payment on completion.

GEMSTONE BUSINESS
Internet sales will be paid for in advance by credit card or any other form of pre-payment. All other sales will be paid for in advance. Retail sales are paid by cash, Debit card, or credit card.

GEOGRAPHIC MARKETS

WEB DEVELOPMENT AND INTERNET SERVICES
Our web development and Internet services are offered in Asia, Europe and throughout North America, including the United States, and Canada.

GEMSTONE BUSINESS
These services will be offered throughout the world by Internet, through direct contact with buyers and through retail outlets.

COMPETITIVE BUSINESS CONDITIONS

The web development, media, Internet services and gemstone business are increasingly competitive with hundreds of competitors on the Internet alone. In addition, barriers to market entry are relatively low and new competitors can establish new sites at comparatively low cost and choose from a variety of market-ready software. As a result, we expect competition to become increasingly intensified in the future. Competition is rapidly evolving and very competitive and there are no assurances that we can keep pace with the intense competition in this market. Some of our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than us. Accordingly, these companies are able to conduct extensive marketing campaigns that we are financially unable to accomplish. In addition, these companies may offer more attractive pricing and payment terms. There are no assurances we will be able to overcome the competitive advantages of our competitors.

SUPPLIERS

WEB DEVELOPMENT AND INTERNET SERVICES
We supply our own services in-house and/or through contract consultants.

GEMSTONE BUSINESS
We acquire gemstone raw materials, minerals, jewelry and accessories from third parties.

SOURCES AND AVAILABILITY OF RAW MATERIALS

WEB DEVELOPMENT INTERNET SERVICES
We do not use raw materials in this aspect of our business.

GEMSTONE BUSINESS
We use raw materials purchased from a variety of different suppliers located worldwide, but usually from suppliers located in Africa, Southeast Asia and Eastern Europe. We do not anticipate any shortage of raw materials.

PATENTS, TRADEMARKS AND LICENSES

We have no patents, trademarks or licenses regarding any aspects of our business.

REGULATORY MATTERS

WEB DEVELOPMENT AND INTERNET SERVICES
We are not aware of any governmental regulations pertaining to this aspect of our business that will have a material impact.

GEMSTONE BUSINESS
Our business activities will be governed by a variety of governmental laws and regulations. Other nations for which governmental controls are important to us include: Import/Export Laws in Thailand, Sri Lanka Vietnam, and Poland. When we finish our gemstone materials into finished products and the Taxation Laws of the United States, Canada and Europe, where we expect our largest sales to occur, will be of importance. We are not aware of any legislation or proposed legislation, which would have a material effect upon our operations.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS

WEB DEVELOPMENT AND INTERNET SERVICES
This aspect of our business does not involve the emissions of pollutants or other substances under the regulations of the Environmental Protection Agency or any other state, local or foreign environmental authorities. Accordingly, we have no cost affiliated with environmental compliance.

GEMSTONE BUSINESS
This aspect of our business does not involve the emission of pollutants or other substances.

FUTURE REGULATION

WEB DEVELOPMENT AND INTERNET SERVICES
Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:
- content
- privacy
- access to adult content by minors
- pricing
- bulk e-mail
- encryption standards
- consumer protection
- electronic commerce
- taxation
- copyright infringement
- other intellectual property issues

As well as our web development and Internet services business, our gemstone business also involves use of the Internet. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry may increase our costs or limit our ability to offer our services.

EMPLOYEES

As of December 31, 2003, we had 42 employees of which 30 are fulltime and 12 are part time. Of the full time employees, 2 are executive officers, Gerald E. Sklar, who is responsible for directing our overall operations and David M. Young, our Vice President, who is responsible for customer relations, RMU leases and Insurance. Four are engaged in sales and the 24 other fulltime employees handle the overall operations. The part time employees work in our Retail Merchant Units.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ended December 31, 2003, we leased office space at the following locations:

48 WALL STREET, SUITE 1100, NEW YORK, NEW YORK
We currently operate out of approximately 200 square feet at this location. Our telephone number at this location is (212) 018-4513. Our lease is a one-year agreement with an unaffiliated landlord. The monthly rent is $1200.

5920 MACLEOD TRAIL, SUITE 800, CALGARY, ALBERTA CANADA, T2H 0K2
We currently operate out of approximately 6700 square feet at this location. Our telephone number at this location is (877) 693-3130. Our lease is a verbal agreement, with an unaffiliated landlord, providing for a month-to-month lease and monthly rental payments of $7,965 plus operating expenses.

BANGKOK, THAILAND
We currently operate out of approximately 1000 square feet at this location. Our telephone number at this location is (011) 66 098 559 818. Our lease is a verbal agreement, with an unaffiliated landlord, providing for a month-to-month lease and monthly rental payments of $1,600.

RETAIL OUTLETS
Chinook Mall (Alberta) with an average monthly rent of $4882.00
Deerfoot Mall (Alberta) with an average monthly rent of $2247.00
Market Mall (Alberta) with an average monthly rent of $2010.00

We do not own any real property nor do we intend to own real property in the future. We do not intend to renovate, improve or develop real properties. We are not subject to any competitive conditions for real property and currently have no property to insure. We have no policy with respect to investment in real estate or interests in real estate, and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

During the fiscal year ended December 31, 2002 we were involved in one legal action that was ELO Associates II. Ltd. v. Winmax Trading Group, Inc. et al (Case No. CA-CE-02-004868(14)) (17th Judicial District, Broward County, Florida), which involved a breach of a lease agreement for our prior office location. A motion for Default Judgment was filed against us and our past President, Ralph Pistor, seeking damages of $222,324. In May of 2003 we settled and paid this lawsuit for the amount of $30,000.

We have no other pending litigation or legal matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common stock is quoted in the Pink Sheets LLC under the symbol "WMTG." Our stock was quoted on the NASD's OTC Bulletin Board up to May 7, 2003 under the symbol "WMTG". The high, low and average bid information for each quarter of the two most recent fiscal years is presented below. The quotations are inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On May 7, 2003, the last reported sale price of the Common Stock on the OTCBB was $0.12 per share.

The following table summarizes the low and high prices for our Common Stock for each reporting quarter for the fiscal years ended December 31, 2002 and 2003.

                     QUARTER                    HIGH         LOW
                     --------------------------------------------
                     2002 First Quarter        $3.15       $1.000
                     2002 Second Quarter       $1.67       $0.188
                     2002 Third Quarter        $0.35       $0.100
                     2002 Fourth Quarter       $0.188      $0.100
                     --------------------------------------------
                     2003 First Quarter        $0.14       $0.03
                     2003 Second Quarter       $0.28       $0.05
                     2003 Third Quarter        $0.26       $0.09
                     2003 Fourth Quarter       $2.39       $0.13

HOLDERS

As of December 31, 2003, we had 16,156,736 shares outstanding, which were held of record by approximately 59 shareholders. As of September 30, 2004, we had 18,706,736 shares outstanding, which were held of record by approximately fifty nine (59) shareholders. The number of shareholders does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." We currently have one class of common stock outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During March 2002, we affected a one (1) for twenty (20) reverse stock split. All share and per share amounts in this report have been adjusted to give effect to this stock split.

On March 1, 2003 we issued 20,000 shares of our common stock to Lyn Leontowich in exchange for services rendered by Lyn Leontowich. We valued these shares at approximately $.50 per share, or an aggregate of $10,000.

On March 25, 2003 we issued 100,000 shares of our common stock to Donald Wetherall in exchange for services rendered by Donald Wetherall. We valued these shares at approximately $.08 per share, or an aggregate of $8,000.

On May 13, 2003 we issued 350,000 shares of our common stock to Hamilton, Lehrer and Dargan P.A. in exchange for services rendered by Hamilton, Lehrer and Dargan P.A. We valued these shares at approximately $.13 per share, or an aggregate of $45,500.

On June 11, 2003 we issued 500,000 shares of our common stock as follows: James Friedt 75,000 shares; Dan Lui 50,000 shares; Don Wetherall 50,000 shares; Ria Neilsen 75,000 shares; Dirk Witte 150,000 shares; and Paul Smith 100,000 shares. These shares were issued in exchange for services rendered by the aforementioned individuals. We valued these shares at approximately $.14 per share, or an aggregate of $70,000.

On July 2, 2003 we issued 5,000 shares of our common stock to Lynn Carrscaden in exchange for services rendered by Lynn Carrscaden. We valued these shares at approximately $.12 per share, or an aggregate of $600.

On August 4, 2003 we issued 150,000 shares of our common stock to John H.G. Casuga in exchange for services rendered by John H.G. Casuga. We valued these shares at approximately $.18 per share, or an aggregate of $27,000.

On August 27, 2003 we issued 150,000 shares of our common stock to Don Holmsten in exchange for services rendered by Don Holmsten. We valued these shares at approximately $.19 per share, or an aggregate of $28,500.

On September 30, 2003 we issued  4,563,646  shares of our common stock to Gerald
E. Sklar, president and director of the company, for debt owed to Mr. Sklar in the amount of $684,547. We valued these shares at approximately $.15 per share, or an aggregate of $684,547.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

FORWARD-LOOKING STATEMENTS

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending December 31, 2003 and notes thereto. This annual report on Form 10-KSB for the period ending December 31, 2003 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" or "us." The words or phrases "would be", "may allow," "intends to," "may likely," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intend to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are still in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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

OVERVIEW OF OPERATIONS

Winmax's management continues to grow its web development and internet related services (Winmax Media and WinmaxIS). In addition, during 2003 the Company began retail operations in the gemstone jewelry business (The Gemstore) and opened for business three (3) retail merchandising units (RMU's).

In 2003, our media and IT divisions' generated revenues through website design, corporate video productions and IT support. In 2002, approximately 75% or our revenue came from an affiliated party, compared with 2003 where 100% of our media and IT revenue was generated by our sales team. We expect our media and IT divisions to expand on our current client base and continue as our major revenue source for 2004.

By October of 2003, we had opened three (3) retail-merchandising units in Alberta Canada as test markets for our business of marketing gemstone, gemstone jewelry and accessories. We initiated test markets to develop the processes needed to manage and account for our new strategy. Utilizing the expertise in our media and IT businesses we were able to create a proprietary Point-of-Sale and accounting program as well as refine our marketing strategy. We expect to expand our RMU business in 2004, building on our current platform and infrastructure.

In order to implement our overall business strategy Winmax remains heavily dependant upon financing, as its operations are not self-sufficient. In order to achieve self-sufficiency Winmax must expand all areas of business in order to generate increased revenues. The failure by Winmax to secure additional financing, to expand its operations, may result in its inability to continue the expansion at its current rate. Our ability to continue operations is contingent upon our ability to expand our Media division, grow revenues from The Gemstore, and secure additional financing. To date Winmax has been unsuccessful in obtaining financing sufficient to meet its day-to-day needs. Although we are pursuing financing to expand our operations there are no assurances we will be successful in obtaining such financing.

We believe we have developed and acquired the necessary operating assets to conduct our web development and Internet services. We estimate we will need approximately $5,000,000 in operating cash to adequately grow our businesses and generate enough revenue to make a profit. We believe this can be achieved through internal growth and obtaining additional financing.

SUBSEQUENT EVENTS

Post December 31, 2003 Winmax Trading Group, Inc continued it current business strategy. The Gemstore expanded operations to include RMU's in New York, Florida, California, Alberta and British Columbia. To date TheGemstore operates 11 RMU's.

RISKS AND UNCERTAINTIES

During the 12 months ended December 31, 2003 and December 31, 2002 we incurred net losses of $895,520 and $6,992,661 respectively. We expect to continue to generate losses until our revenues increase. For these same periods, we had total revenues of $582,377 and $224,898 and operating expenses of $1,740,897 and $7,226,874 respectively. There is no assurance we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. Approximately 51% of our 2003 revenue was from one client, Immtech International. There is no guarantee that Immtech International will continue on as a client. We may never earn a profit. If we continue to lose money over a protracted period of time we may be forced to discontinue our operations.

For the 12 months ended December 31, 2003 we financed portions of our operations from $582,377 in revenue and $1,208,064 from a shareholder loan.

As of December 31, 2003, we have only $4,820 of cash, which is insufficient to meet our operational goals and business plan. We have required, and continue to require, substantial capital to fund our business operations.

We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing either on satisfactory terms or at all. We expect to pursue additional financing through debt or equity financing. If additional funds are raised or acquisitions are made by issuing our equity securities there will be dilution to the equity securities of our existing shareholders. We may also incur debt or assume substantial indebtedness. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2003 COMPARED WITH THE YEAR ENDING DECEMBER 31, 2002 We implemented our business plan to market gemstone, jewelry and accessories through retail merchandising units (RMUs). By the end of the year 2003 we had three (3) RMU's.

In 2003, we abandoned any plans to acquire, explore, produce or process semi-precious or precious gems from any property. We have focused our attention to building relationships our gemstone, jewelry and accessories suppliers.

REVENUES
Revenues for the 12 months ended December 31, 2003 increased to $582,377 from $224,898 for the same period in 2002. Revenues for 2003, were derived from direct sales by Winmax compared to 2002 where 74.7% of sales came from affiliates. Revenue in 2003 was from the design of websites and the sale of gemstone, jewelry and accessories as described above under "Overview of Operations". The increase in revenues was primarily due to our growth and continued customer base for website design, video streaming and sales from our retail outlets.

COST OF SALES
Cost of sales consists in primarily of direct cost related to sales. Cost of sales increased to $219,482 from $40,836 for the same period in 2002. The increase in cost of sales is attributable to Winmax's direct sales compared to 2002 when affiliates contracted work to Winmax.

GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses increased to $1,331,815 for the year ended December 31, 2003 from $855,679 for the year ended December 31, 2002. This increase is attributable to an increase in operational activities and in 2002 legal fees and consulting work was paid through stock compensation compared to 2003 a large portion of these fees were paid with cash resulting in the increase in general and administrative costs.

NET LOSS
For the year, ended December 31, 2003 and December 31, 2002 net loss was $895,520 and $6,992,661 respectively. The decrease in net loss is primarily attributable to the non-cash payment and the valuation of such payment for the year 2002. For 2003, non-cash payment was $189,600 compared with $5,835,664 for 2002.

LOSS PER SHARE
The loss per share for the year ended December 31, 2003 was $(0.08) compared with the loss per share of $(1.63) for the year ended December 31, 2002. The decrease in our 2003 loss is primarily due to the increase in revenues and decrease in operational costs.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2004
Net cash provided by all activities for the year ended December 31, 2003 was $4,777 compared to $43 in all activities for the same period in 2002. In 2003, cash flow used in operations was ($972,217), cash flow from Investments (Increase in assets) was ($138,899), cash flow from financing was $1,208,064, and the effects of exchange rate changes on cash was ($92,171) compared with $84,598, ($82,349), ($2,013) and ($193), respectively, in the year ended

December 31, 2002. Change in operating cash flow from 2002 to 2003 is primarily due to the increase in revenue and the decrease in non-cash compensation in 2003.

CASH AT DECEMBER 31, 2003 AMOUNTED TO $4,820 COMPARED TO $43 ON DECEMBER 31, 2002 We have experienced significant losses from our operations. For the year ended December 31, 2003 we incurred a net loss of $895,520. In addition, at December 31, 2003 we had an accumulated deficit of $12,397,542, a working capital deficiency of $27,596 and stockholders' deficit of $548,080. Our ability to turn a profit is contingent upon, but not exclusive to, our ability to expand our Winmax Media and The Gemstore subsidiaries and to secure additional financing to fund said expansion. Although we are pursuing financing to expand our operations there are no assurances we will be successful in obtaining such financing. Our failure to secure financing will limit our growth and profit potential as well as our ability to stay in business.

ITEM 7. FINANCIAL STATEMENTS


WINMAX TRADING GROUP, INC.
AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES


                                                                        CONTENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------



REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   1 - 2


CONSOLIDATED FINANCIAL STATEMENTS:

   Balance Sheet                                                             3
   Statement of Operations                                                   4
   Statement of Stockholders' Deficiency                                     5
   Statements of Cash Flows                                                  6
   Notes to Financial Statements                                          7 - 11

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


The Board of Directors
Winmax Trading Group, Inc.


We have audited the accompanying consolidated balance sheet of Winmax Trading Group, Inc. and Subsidiaries (the "Company") as of December 31, 2003, and the related consolidated statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmax Trading Group, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.


/s/ GOLDSTEIN GOLUB KESSLER LLP

GOLDSTEIN GOLUB KESSLER LLP
New York, New York

July 23, 2004

                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders:
   Winmax Trading Group, Inc.


We have audited the consolidated balance sheet of Winmax Trading Group, Inc. as of December 31, 2002 and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmax Trading Group, Inc. as of December 31, 2002, and the results of its operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the consolidated financial statements, the Company has suffered significant losses from operations and has working capital and stockholder deficits. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in the Notes. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Stark Winter Schenkein & Co., LLP
Certified Public Accountants

Denver, Colorado
May 5, 2003

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

DECEMBER 31, 2003
--------------------------------------------------------------------------------

ASSETS

Current Assets:
  Cash                                                             $      4,820
  Inventory                                                              28,548
  Prepaid expenses and other current assets                              11,726
--------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                               45,094

Property and Equipment, net                                             153,758
--------------------------------------------------------------------------------
      TOTAL ASSETS                                                 $    198,852
================================================================================

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liability - accounts payable and accrued expenses          $    121,030

Loan Payable - stockholder                                              625,902
--------------------------------------------------------------------------------
      TOTAL LIABILITIES                                                 746,932
--------------------------------------------------------------------------------

Commitment

Stockholders' Deficiency:
  Common stock - $.001 par value; authorized 750,000,000 shares,
   issued and outstanding 16,156,736 shares                              16,156
  Additional paid-in capital                                         11,932,195
  Accumulated other comprehensive loss                                  (98,889)
  Accumulated deficit                                               (12,397,542)
--------------------------------------------------------------------------------
      STOCKHOLDERS' DEFICIENCY                                         (548,080)
--------------------------------------------------------------------------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               $    198,852
================================================================================


                                  See Notes to Consolidated Financial Statements

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENT OF OPERATIONS
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                 2003            2002
--------------------------------------------------------------------------------

Sales                                              $    582,377    $     56,898

Sales to affiliates                                                     168,000
--------------------------------------------------------------------------------
                                                        582,377         224,898
--------------------------------------------------------------------------------

Operating costs and expenses:
   Cost of sales                                        219,482          40,836
   Selling, general and administrative                1,331,815         855,679
   Noncash compensation                                 189,600       5,835,664
   Amortization                                                         162,000
   Write-down and impairment of assets                                  332,695
--------------------------------------------------------------------------------
                                                      1,740,897       7,226,874
--------------------------------------------------------------------------------

Loss from operations                                 (1,158,520)     (7,001,976)

Other income:
  Gain on settlement of debt                            263,000
  Other                                                                   9,315
--------------------------------------------------------------------------------

Net loss                                               (895,520)     (6,992,661)

Other comprehensive loss:
  Foreign currency translation adjustment               (92,171)           (193)
--------------------------------------------------------------------------------
Comprehensive loss                                 $   (987,691)   $ (6,992,854)
================================================================================

Net loss per common share - basic and diluted      $      (0.08)   $      (1.63)
================================================================================

Weighted-average number of common shares
 outstanding - basic and diluted                     12,209,334       4,291,059
================================================================================


                                  See Notes to Consolidated Financial Statements

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIENCY
--------------------------------------------------------------------------------

YEARS ENDED DECEMBER 2002 AND 2003
-----------------------------------------------------------------------------------------------------------------------------------
                                               COMMON STOCK     ADDITIONAL                  CURRENCY
                                          NUMBER OF              PAID-IN      DEFERRED     TRANSLATION  ACCUMULATED    STOCKHOLDERS'
                                           SHARES      AMOUNT    CAPITAL    COMPENSATION   ADJUSTMENT     DEFICIT       DEFICIENCY
-----------------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2002                  538,550   $   539  $ 5,781,728   $(763,183)    $ (6,525)   $ (4,509,361)   $   503,198

Deferred compensation                                                          763,183                                     763,183

Issuance of common stock for services     6,403,260     6,403    5,066,078                                               5,072,481

Conversion of amounts due to affiliate
 to common stock                          3,376,277     3,377      185,695                                                 189,072

Capital contribution by affiliate                                   30,386                                                  30,386

Currency translation adjustment                                                                (193)                          (193)

Net loss                                                                                                 (6,992,661)    (6,992,661)
-----------------------------------------------------------------------------------------------------------------------------------

Balance at December 31, 2002             10,318,087    10,319   11,063,887                   (6,718)    (11,502,022)      (434,534)

Issuance of common stock for services     1,275,000     1,275      188,325                                                 189,600

Issuance of common stock in conversion
 of stockholder debt                      4,563,649     4,562      679,983                                                 684,545

Currency translation adjustment                                                             (92,171)                       (92,171)

Net loss                                                                                                   (895,520)      (895,520)

-----------------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2003             16,156,736   $16,156  $11,932,195   $     - 0 -   $(98,889)   $(12,397,542)   $  (548,080)
===================================================================================================================================


                                  See Notes to Consolidated Financial Statements

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

YEAR ENDED DECEMBER 31,                                                  2003           2002
------------------------------------------------------------------------------------------------

Cash flows from operating activities:
  Net loss                                                           $  (895,520)   $(6,992,661)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
    Depreciation and amortization                                         56,591        212,547
    Impairment of assets                                                                332,695
    Common stock issued for services                                     189,600      5,072,481
    Amortization of deferred compensation                                               763,183
    Noncash capital contribution by shareholder                                          30,386
    Gain on settlement of debt                                          (263,000)
    Changes in operating assets and liabilities:
      Decrease in accounts receivable - affiliate                                        35,634
      Increase in inventory                                              (28,548)        (9,727)
      Decrease in prepaid expenses and other current assets                1,241          6,277
      Decrease in other assets                                            20,000         11,301
      (Decrease) increase in accounts payable and accrued expenses       (52,581)       331,027
      Increase in due to affiliate                                                      291,455
------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES           (972,217)        84,598
------------------------------------------------------------------------------------------------

Cash flows used in investing activity - purchases of property
 and equipment                                                          (138,899)       (82,349)
------------------------------------------------------------------------------------------------

Cash flows from financing activities:
  Proceeds from loan payable - stockholder                             1,208,064
  Decrease in bank overdraft                                                             (2,013)
------------------------------------------------------------------------------------------------
          NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES          1,208,064         (2,013)
------------------------------------------------------------------------------------------------

Effect of exchange rate changes on cash                                  (92,171)          (193)
------------------------------------------------------------------------------------------------

Net increase in cash                                                       4,777             43

Cash at beginning of year                                                     43

------------------------------------------------------------------------------------------------
Cash at end of year                                                  $     4,820    $        43
================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITY:

  Conversion of stockholder loans to common stock                    $   684,545    $   189,072
================================================================================================

                                  See Notes to Consolidated Financial Statements

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

1. ACCOUNTING  POLICIES:      During  2001,  Winmax  Trading  Group,  Inc.  (the
                              "Company") commenced business operations as a designer of Web sites and a seller of precious and semiprecious gemstones.

                              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

                              The Company's revenue is derived primarily from the sale and design of Web sites. Revenue is recorded upon the completion of the site and acceptance by the customer.

                              Revenue from the sale of gemstones is recorded upon the completion of the sale and delivery of the gemstones.

                              Inventory is stated at the lower of cost, determined by the specific-identification method, or market. Inventory consists principally of purchased gemstones.

                              Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis.

                              The Company considers all highly liquid investments purchased with a maturity of three months or less at the date of purchase to be cash equivalents.

                              The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in these accounts.

                              The Company had been capitalizing the costs of developing its Web site in accordance with Statement of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company began amortizing its Web site during January 2002 and the unamortized balance of $270,000 was charged to operations as an impairment loss during December 2002.

                              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

                              The fair value of financial instruments, specifically loan payable - stockholder, cannot be estimated due to the nature and terms of this payable.

                              Long-lived   assets   and   certain   identifiable
                              intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired.

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                              The Company follows Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic earnings (loss) per common share calculations are determined by dividing net income by the weighted-average number of shares of common stock outstanding during the year. Diluted earnings (loss) per common share reflects the potential dilution that could occur from common shares, issuable through stock options, restricted warrants and other convertible securities. There was no potential common stock issuable for the years ended December 31, 2003 and 2002.

                              The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

                              The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment as it has not generated material revenue from the sale of gemstones to date, and will evaluate additional segment disclosure requirements as it expands its operations.

                              The local currency (Canadian dollar) is the functional currency for one of the Company's subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity.

                              The Company follows SFAS No. 109, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the differences between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability in each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

                              Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

                              The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                              Issued to Employees, but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans. No options have been issued during the years ended December 31, 2003 and 2002 and no options are outstanding.

                              Management does not believe that any recently issued, but not yet effective, accounting standards of currently adopted practices would have a material effect on the accompanying financial statements.

                              Certain items previously reported in the prior year have been reclassified to conform to the current-year presentation.


2. PROPERTY AND EQUIPMENT:    Property and equipment consists of the following:

                                                                                  Estimated
                                                                                 Useful Life
---------------------------------------------------------------------------------------------
                              Furniture, software and equipment    $ 281,091     3 - 5 years
                              Less accumulated depreciation         (127,333)
---------------------------------------------------------------------------------------------
                                                                   $ 153,758
=============================================================================================

                              Depreciation expense was $56,591 and $50,547 for the years ended December 31, 2003 and 2002, respectively.

3. LOAN PAYABLE -             Loan  payable -  stockholder  consists  of working
   STOCKHOLDER:               capital  loans  to  the  Company  from  the  chief
                              executive officer and majority stockholder. The loan does not bear interest and the stockholder has indicated that he will not seek repayment prior to January 1, 2005.

4. STOCKHOLDERS'              During  March  2002,  the  Company  decreased  its
   DEFICIENCY:                authorized number of common shares from 50,000,000
                              to 2,500,000 and during October 2002, the Company amended its Articles of Incorporation to increase the authorized number of $.001 par value common shares to 750,000,000. In addition, the Company effected a reverse split during March 2002 with a ratio of 1 to 20. All share and per share amounts have been adjusted to give effect to these splits.

                              During March 2002, the Company adopted a Non-Qualified Stock Award and Option Plan to be administered by the board of directors. No options may be granted after March 2007 and the options shall have an exercise price of $.50 per common share. The term of the options shall be as determined by the board of directors. The difference between the fair market value of the Company's

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                              common stock and the exercise price of the options shall be charged to operations at the time of the grant. In addition, 899,696 common shares were registered pursuant to Form S-8 registration statements for future issuance pursuant to the Non-Qualified Stock Award and Option Plan.

                              During the year ended December 31, 2002, the Company issued 6,403,260 shares of its common stock valued at $5,072,481. The shares were issued for services rendered and were valued at the fair market value of the common stock on the dates it was agreed that the shares were to be issued.

                              During November 2002, a stockholder converted $219,458 of advances into 3,376,277 shares of the Company's common stock. The shares were valued at their fair market value on the date it was agreed the shares would be issued. The difference of $30,386 between the value of the shares issued of $189,072 and the amount of the advances converted has been recorded as a capital contribution.

                              During the year ended December 31, 2002, the Company recorded $763,183 of noncash stock compensation related to the amortization of deferred compensation.

                              During 2003, the Chief Executive Officer and majority stockholder converted $684,545 in loans into 4,563,649 shares of the Company's common stock. The shares were valued at their fair market value at the date of the agreement.

                              During 2003, the Company issued 1,275,000 shares to consultants for services performed. All share issuances of shares were valued at their fair market value at the date of issuance.

5. INCOME TAXES:              The  provision  for  income  taxes  for the  years
                              presented has been computed in accordance with SFAS No. 109. There are no material differences between financial statement income and taxable income.

                              The amounts shown for income taxes in the statement of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences.

                              December 31,                      2003      2002
--------------------------------------------------------------------------------
                              Tax at federal statutory rate      34 %      34 %
                              Net operating loss                (34)      (34)
--------------------------------------------------------------------------------
                                                                - 0 -%    - 0 -%
================================================================================

                                     WINMAX TRADING GROUP, INC. AND SUBSIDIARIES

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                               DECEMBER 31, 2003
--------------------------------------------------------------------------------

                              The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consist of the following:

                              Reconciling items:
                                Net operating loss carryforward     $ 1,000,000
                                Valuation allowance                  (1,000,000)
--------------------------------------------------------------------------------
                              Net deferred tax asset                $     - 0 -
================================================================================

                              The  Company  currently  has  net  operating  loss
                              carryforwards       aggregating      approximately
                              $3,000,000, which expire through 2023. The deferred tax asset of approximately $1,000,000 related to these carryforwards has been fully reserved. The significant difference between the net operating loss and the accumulated deficit results from noncash stock compensation aggregating approximately $9,500,000. In addition, there may be limitations on the use of the net operating loss due to a change of control in 2001.

6. RELATED PARTY              The  Company  derived  approximately  75%  of  its
   TRANSACTIONS:              revenue    in    2002    from    sales    to    an
                              affiliate/consultant,  the  son of the  president.
                              The affiliate/consultant  directly contracted with
                              third-party  clients  to  construct  Web sites for
                              these clients and then contracted with the Company
                              to assist in the  design and  construction  of the
                              Web   sites.    The   third   parties   paid   the
                              affiliate/consultant for services in shares of their common stock which the affiliate/consultant then liquidated and used the proceeds to pay the Company for its services.

                              During 2002, shareholders of the Company paid expenses on behalf of the Company aggregating $437,157. In addition, during November 2002, a stockholder converted $219,458 of these advances into 3,376,277 shares of the Company's common stock. The balance due to these shareholders was $102,383 at December 31, 2002.

7. CONCENTRATIONS:            The  Company  derived  approximately  75%  of  its
                              revenue    in    2002    from    sales    to    an
                              affiliate/consultant.

8. COMMITMENT:                The  Company  currently  leases it primary  office
                              facilities   from  an  affiliate   pursuant  to  a
                              month-to-month lease. Rent expense was $186,000 and $87,000 in 2003 and 2002, respectively.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUTANTS ON ACCOUNTING AND FINANCIAL DISCLOSER

On January 13, 2004, the Registrant engaged Goldstein Golub Kessler LLP ("GGK") as its independent auditors and accepted the resignation dated December 4, 2003, of Stark Winter Schenkein & Co., LLP from such position. The decision to change accountants was recommended and approved by the Registrant's Board of Directors.

No reports on the financial statements prepared by Stark Winter Schenkein & Co., LLP since they were retained as registrant's primary accountant on December 31, 1999, contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports on the financial statements for the years ended December 31, 2000, 2001 and 2002 contained going concern qualifications. The decision to change accountants was approved by the Registrant's Board of Directors. The Registrant did not consult with GGK, its new independent accountants, regarding any matter prior to its engagement.

During the registrant's two most recent fiscal years, and any subsequent interim period preceding the resignation on December 4, 2003, there were no disagreements with the former accountant, Stark Winter Schenkein & Co., LLP, or any other former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Stark Winter Schenkein & Co., LLP, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports, except that Stark Winter Schenkein & Co., LLP stated in their response letter to our filing on Form 8-K on June 4, 2004 that they were unable to complete their review of the September 30, 2003 financial statements because the registrant could not provide adequate documentation to support its revenue recognition and related party transactions. This subject matter was discussed with the Registrant. The Registrant has authorized the former accountants to fully respond to the inquiries of the successor accountant concerning the above-referenced subject matter.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officer, evaluated our disclosure controls and procedures as of the date of this filing. Based upon this evaluation our principal executive and financial officer concluded our disclosure controls and procedures are effective to ensure the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the year covered by this report, there were no significant changes in our internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

Not Applicable

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our Bylaws provide that we shall have a minimum of one (1) Director on the Board of Directors at any one time. Vacancies are filled by a majority vote of the remaining Directors then in office. The names and ages of our Directors, and Executive Officers, are as follows:

Name                           Age        Position
----                           ---        --------
Gerald E Sklar                 65         Chairman, President, CEO
Mr. David Young                58         Vice President, Director
Anthony K. Miller              48         Director
Elaine Prober                  85         Director/Honorary

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

Set forth below is a summary description of the business experience of each Director and Officer:

Mr. Gerald Sklar, age 65, has been our President, Chief Executive Officer, and Chairman of the Board since June 2001. From July 1997 to July 8, 2002 Mr. Sklar was an Officer and Director of American Benefits Group, Inc., a gem resource firm located in Florida. From 1989 to 1997, Mr. Sklar was self-employed in the area of finance. In 1964 Mr. Sklar received a Bachelors of Arts Degree in Economics from the University of British Columbia, located in Vancouver, British Columbia, Canada.

Mr. David M. Young, age 58, has been our Director and Vice-President since June 2001. From July 1989 to May 2001 Mr. Young was a customer relations representative at American Benefits Group, Inc. From 1989 to 1998 Mr. Young was self-employed in the area of marketing.

Mr. Anthony K. Miller, age 48, has been our Director since June 2001. From 1996 to present Mr. Miller has been the President and a Director of US Crude of Redland, California. From March 2001 to November 2002 Mr. Miller was a Director of Southern States Power, an SEC reporting company that is publicly traded on the OTC Bulletin Board. In 1998 Mr. Miller received a Master of Arts Degree in Business Administration from Columbia State University, located in Metairie, Louisiana. In 1979 Mr. Miller received a Bachelor of Arts Degree in Business Administration from Cal-State University, located in Long Beach, California.

Ms. Elaine Prober, age 85, has been one of our Directors since June 2001. Ms. Prober has no prior employment history for the last five years.

FAMILY RELATIONSHIPS

There are no family relationships among our Officers, Directors, or persons nominated for such positions.

LEGAL PROCEEDINGS

None of our Officers, Directors, or persons nominated for such positions, promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

NO COMMITTEES OF THE BOARD OF DIRECTORS

We do not currently have standing audit, nominating and compensation committees of our Board of Directors, or committees performing similar functions. The Board of Directors in its entirety acts on all matters.

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, none of our Officers, Directors or shareholders was delinquent in any necessary filings under Section 16(a).

ITEM 10.  EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid to or accrued for the benefit of our Officers and Directors. During March 2002, we effected a one (1) for twenty (20) reverse stock split. All share and per share amounts below have been adjusted to give effect to this stock split.

                           SUMMARY COMPENSATION TABLE

                            Annual Compensation      Long-Term Compensation
                                   Awards                    Payouts
                                      Other Annual Restricted Securities
Name/ Principal    Year    Salary     Bonus     Stock     Compensation   Underlying     LTIP      All Other
  Positions                 (1)        (1)     Options       Award(s)     Payouts   Compensation

Gerald Sklar       2003      0          0         0                0         0            0           0
                   2002      0          0         0          550,000         0            0           0
                   2001      0          0         0          160,000         0            0           0

David Young        2003      0          0         0                0         0            0           0
Director,          2002      0          0         0        1,060,000         0            0           0
Vice President     2001      0          0         0           25,000         0            0           0

Elaine Prober      2003      0          0         0                0         0            0           0
Director           2002      0          0         0          530,000         0            0           0
                   2001      0          0         0            5,000         0            0           0

Ralph Pistor       2003      0          0         0                0         0            0           0
Former             2002      0          0         0                0         0            0           0
President          2001      0          0         0          100,000         0            0           0

(1) During the year ended December 31, 2003, none of our officers or directors were granted or exercised options or owned any unexercised options. No stock appreciation rights were granted or exercised or were outstanding during the year ended December 31, 2003. No securities were awarded under any Long-Term Incentive Plans during 2003. No officer or director is employed by the Company under any employment agreement. For the fiscal year of 2003 no Director received compensation for serving on the Registrants board.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

During March 2002 we effected a one (1) for twenty (20) reverse stock split. All share and per share amounts below have been adjusted to give effect to this stock split.

The following tables set forth the ownership as of May 7, 2003 by:
- Each shareholder known by us to own beneficially more than five percent (5%) of our common stock;
-    Each Executive Officer;
-    Each Director or nominee to become a Director; and
-    All Directors and Executive Officers as a group.

                     SECURITY OWNERSHIP OF BENEFICIAL OWNERS

Title of Class         Name & Address                   Nature of        Beneficial   Percent of
                       of Beneficial Owner              Amount           Ownership    Class

Common                 Gerald E. Sklar                  8,761,557        Direct       54.23%
                       5920 Macleod Trail
                       Suite 800
                       Calgary, Alberta T2H 0K2

Common                 Dave Young                       1,085,000        Direct       6.72%
                       5920 Macleod Trail
                       Suite 800
                       Calgary, Alberta T2H 0K2

Common                 Elaine Prober                    535,000          Direct       3.31%
                       5920 Macleod Trail
                       Suite 800
                       Calgary, Alberta T2H 0K2
------------------------------------------------------------------------------------------------
Common                                                  TOTAL            10,381,557   64.26%

                        SECURITY OWNERSHIP OF MANAGEMENT

Title of Class         Name, Address                    Nature of        Beneficial   Percent of
                       And Position                     Amount           Class        Ownership

Common                 Gerald E. Sklar                  8,761,557        Direct       54.23%
                       Chief Executive Officer,
                       Chairman of the Board
                       of Directors, President
                       5920 Macleod Trail
                       Suite 800
                       Calgary, Alberta T2H 0K2

Common                 Dave Young                       1,085,000        Direct       6.72%
                       Director
                       5920 Macleod Trail
                       Suite 800
                       Calgary, Alberta T2H 0K2

Common                 Elaine Prober                    535,000          Direct       3.31%
                       Director
                       5920 Macleod Trail
                       Suite 800
                       Calgary, Alberta T2H 0K2

Common                 Anthony Miller                   0                N/A          0
                       Director
                       5920 Macleod Trail
                       Suite 208
                       Calgary, Alberta T2H 0K2

-------------------------------------------------------------------------------
Common                 All directors and                10,381,557                    64.26%
                       executive as a group

These tables are based upon information derived from our stock records. Unless otherwise indicated in the footnotes to these tables we believe that each of the shareholders named in the tables has sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

None of our Officers, Directors, key personnel or principal stockholders is related by blood or marriage.

ITEM 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

The son of the President has from time to time consulted to the company. The daughter of the president is employed by TheGemstore, Inc.

ITEM 13. EXHIBITS AND REPORTS

A.  EXHIBITS

Exhibit No.       Description
----------        -----------

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

10.3              Share Purchase Agreement from Global Gemstone & Jewelry Inc.*

10.4              Agreement with Thomas Meeks*

16.1              Letter on Change of Auditors***

  * Denotes previously filed exhibits.
 ** Filed as an exhibit to Form 8-K on October 28, 2002.
*** Filed as an exhibit to Form 8-K on June 14, 2004

We hereby incorporate the following documents by reference: our Quarterly Report on Form 10-QSB and amendments for the quarters ended March 31, 2003, June 30, 2003, and September 30, 2003 which were filed with the Securities and Exchange Commission on May 30, 2003, September 9, 2003, and June 22, 2004 respectively.

On September 27, 2002 we filed a Definitive Proxy Statement, Schedule 14A for the holders of our common stock to vote on the proposed action to amend our Articles of Incorporation to increase our authorized shares of common stock to seven hundred fifty million (750,000,000) shares.

B. REPORTS ON FORM 8-K
We filed a Form 8-K on June 14, 2004 to disclose that on January 13, 2004 our Board of Directors unanimously accepted the resignation dated December 4, 2003, of Stark Winter Schenkein & Co., LLP and engaged Goldstein Golub Kessler LLP ("GGK") as the Registrant's new independent auditors.

ITEM   14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our independent Auditors for each of the last two years are as follow:

                                               2003             2002
                                               ----             ----
Stark Winter Schenkein & Co. LLP.
(Q1 and Q2 of 2003)
            Audit-Related Fees               $ 2,500          $11,100
            Tax Fees                         $     0          $     0
            All other Fees                   $ 5,600          $ 4,050

Goldstein Golub Kessler LLP
(Q3 of 2003 and Audited annual financial.)

            Audit-Related Fees               $20,950          $     0
            Tax Fees                         $     0          $     0
            All other Fees                   $16,000          $     0

For the year 2002, Stark Winter Schenkein & Co. LLP was paid $11,100 to audit the 2002 annual Consolidated Financial Statements, and paid $4,050 to review the 2002 Quarterly Interim Consolidated Financials Statements, and review from the S8 registration statement filed in November. In 2003 they were paid $5,600 to review the March 31 and June 30 Quarterly Consolidated Interim Financial Statements. They were paid an additional $2500 to review the 2002 Consolidated Financial Statements that are included in the 2003 annual report on 10-KSB.

For the year 2003 Goldstein Golub Kessler LLP was paid $10,000 to visit the Company's headquarters and various operations to review the Company procedures, controls, and records. In addition, they were paid $6,000 to review the September 31, 2003 Quarterly Interim Financial Statement and paid $20,950 to audit the 2003 annual Consolidated Financial Statements.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.

Date:    October 29, 2004

By:      /s/ Gerald E. Sklar
         ---------------------------
         Gerald E. Sklar, President,
         Chief Executive Officer,
         Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Date:    October 29, 2004

By:      /s/ Gerald E. Sklar
         ---------------------------
         Gerald E. Sklar, President,
         Chief Executive Officer,
         Chief Financial Officer and Principal Accounting Officer


Date:    October 29, 2004

By:      /s/ David Young
         ---------------------------
         David Young, Vice President, Director


Date:    October 29, 2004

By:      /s/ Anthony Miller
         ---------------------------
         Anthony Miller, Director


Date:    October 29, 2004

By:      /s/ Elaine Prober
         ---------------------------
         Elaine Prober, Director