Form 10QSB
period 2004-03-31
WINMAX TRADING GROUP INC
filed 2005-01-21
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2004

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

          FLORIDA
  State or other jurisdiction                           65-0702554
of incorporation or organization              I.R.S. Employer Identification No.

                          5920 MacLeod Trail, Suite 800
                         Calgary, Alberta Canada T2H 0K2
                         -------------------------------
                    (Address of principal executive offices)

                                 (877) 693-3130

                          (Issuer's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes |_| No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

                         As of January 10, 2005, we had
               22,641,162 shares of our common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                        Winmax Trading Group, Inc. and Subsidiaries
                               Consolidated Balance Sheet
                                    March 31, 2004

Assets

Current assets

Cash                                                               $     28,516
Inventory                                                               106,045
Prepaid expenses and other assets                                         7,553
                                                                   ------------
Total current assets                                                    142,114
                                                                   ------------

Property and equipment, net                                             197,318
                                                                   ------------
Total Assets                                                       $    339,432
                                                                   ============

Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable & accrued expenses                                $    157,340

Loan Payable - stockholder                                            1,158,086
                                                                   ------------
Total Liabilities                                                     1,315,426
                                                                   ------------
Stockholders' Deficiency
Common stock, no par value; 750,000,000 shares
Issued and outstanding 16,156,736 shares                           $     16,156
Additional paid-in capital                                           11,932,195
Accumulated other comprehensive income                                  (45,170)
Accumulated deficit                                                 (12,879,175)
                                                                   ------------
Stockholders' deficiency                                               (975,994)
                                                                   ------------
Total Liabilities & Stockholders' Deficiency                       $    339,432
                                                                   ============
      See the accompanying notes to the consolidated financial statements.

                    Winmax Trading Group, Inc. and Subsidiaries
                       Consolidated Statements of Operations
                     Three Months Ended March 31, 2004 and 2003


                                                       2004            2003
                                                   ------------    ------------
Revenue:
   Sales                                           $     36,794    $     38,650
Cost of sales                                             4,251           8,000
                                                   ------------    ------------
Gross Profit                                             32,543          30,650
                                                   ------------    ------------
Operating Costs and Expenses:
Non cash stock compensation                                  --          10,000
General and administrative                              514,176          89,846
                                                   ------------    ------------
Total operating expenses                                514,176          99,846
                                                   ------------    ------------

Net loss                                               (481,633)        (69,196)

Other comprehensive income (loss) :
Foreign currency translation adjustment                  53,719          (5,634)
                                                   ------------    ------------
Comprehensive loss                                 $   (427,914)   $    (74,830)
                                                   ============    ============
Weighted-average number of common shares
outstanding - basic and diluted                      16,156,736      10,358,090
                                                   ============    ============
Net loss per common share -basic & diluted         $       (.03)   $       (.01)
                                                   ============    ============

      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                                  Consolidated Statements of Cash Flows
                        Three Months Ended March 31, 2004 and 2003

                                                            2004         2003
                                                          ---------    ---------
Cash flows from operating activities:
   Net cash provided by operating activities              $(442,466)   $   6,700
                                                          ---------    ---------
Cash flows from investing activities:
   Net cash (used in) investing activities                  (66,023)          --
                                                          ---------    ---------
Cash flows from financing activities:
   Net cash provided by financing activities                532,185           --
                                                          ---------    ---------

Net increase in cash and cash equivalents                    23,696        6,700

Cash at beginning of period                                   4,820           43
                                                          ---------    ---------
Cash at end of period                                     $  28,516    $   6,743
                                                          =========    =========


      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004
                                   (UNAUDITED)


(1)   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's option, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2003 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(3)   Related Party Transactions

During the period ended March 31, 2004 a stockholder of the Company provided working capital aggregating approximately $532,000 by direct payment of certain obligations of the Company. These payments are recorded as Loan Payable - Stockholder.

Item  2. Management's Discussion and Analysis.

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending March 31, 2004 and notes thereto. This quarterly report on Form 10-QSB for the period ending March 31, 2004 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" , "us.", "the company" or "Winmax". The words or phrases "would be", "may allow," "intends to," "may likely," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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

Overview of Operations

This discussion relates to Winmax Trading Group, Inc. and its divisions "Winmax Media, WinmaxIS, theGemstore and thegemstore.com". The Management Discussion and Analysis (MD&A) should be read in conjunction with our financial statements and with our 2003 10K-SB filed November 3, 2004.

For the three month period ended March 31, 2004, Winmax's management continued their efforts to expand Winmax Media's, WinmaxIS's and theGemstore Inc.'s operations. We have been successful in utilizing the talents in each of our divisions to build the technical infrastructure needed to support our intended growth. Winmax Media and WinmaxIS have been instrumental in building Winmax Trading Group, Inc.'s accounting system, computer network, theGemstore's Point of Sale system and the building and maintaining of our e-commerce site.

TheGemstore and thegemstore.com continue to expand our platform for marketing gemstone, gemstone jewelry and accessories. For the quarter ended March 31, 2004 we opened 3 retail merchant units (RMU's). We opened one in Canada and two in the United States. Entry into these markets is part of management's overall expansion strategy. As of March 31, 2004 we had six RMU's in operations which accounted for 100 percent of our first quarter revenue.

Subsequent Events

Post quarter ended March 31, 2004 Winmax Trading Group, Inc continued its expansion strategy. theGemstore now has operations in both the United Sates and Canada. To date theGemstore operates 8 RMU's.

Risks and Uncertainties

For the three months ending March 31, 2004 we incurred a net loss of $481,633 compared to a net loss of $69,196 for the same period in 2003. We expect to continue to generate losses until our revenues increase. Our revenue and operating expenses for the quarter ended March 31, 2004 was $36,794 and $514,176 respectively, compared to revenue of $38,650 and operating expenses of $99,846 for the same period in 2003.

Year to year comparisons may not be indicative of future performance due to the change in revenue sources and sporadic sales from our Media and IT divisions.

As of March 31, 2004, we had $28,516 in cash, which is insufficient to meet our operational goals and business plan. We have required, and continue to require, substantial capital to fund our business operations.

We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing either on satisfactory terms or at all. We expect to pursue additional financing through debt or equity financing. If additional funds are raised or acquisitions are made by issuing our equity securities there will be dilution to our existing shareholders. We may also incur debt or assume substantial indebtedness. If we are unable to obtain financing, such inability could have a material adverse effect on our business, financial condition and results of operations.

There is no assurance we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a protracted period of time we may be forced to discontinue our operations.

Material Changes in Results of Operations - Three months ended March 31, 2004 compared with March 31, 2003

In 2003, we abandoned all plans to acquire, explore, produce or process gems from any property and entered into the business of retailing gemstones, gemstone jewelry and accessories. We have focused our attention on building relationships with our suppliers and plan to continue expanding theGemstore Inc operation in 2004.

Revenues
Revenues for the 3 months ended March 31, 2004 decreased to $36,784 from $38,650 for the same period in 2003. Our revenue, as of March 31, 2004, was derived from 100% of sales by theGemstore compared with 100% of our revenue being derived from WinmaxIS and Winmax Media in 2003. WinmaxIS and Winmax Media continue to support theGemstore's e-commerce and media needs, developing and designing material for theGemstore's marketing campaigns.

Cost of Sales
Cost of sales decreased to $4,251 for the quarter ended March 31, 2004 from $8,000 for the same period in 2003. This decrease in cost of good sold was derived from the change in our revenue source. The increase in gross profit margin to 88% in 2004 emphasizes the potential for theGemstore and thegemstore.com.

General and Administrative Expenses
Total operating expenses increased to $514,176 for the quarter ended March 31, 2004 from $99,846 for the quarter ended March 31, 2003. This increase in operational expenses is directly attributed to building the infrastructure to grow theGemstore and thegemstore.com.

Net Loss
Net loss was $481,633 for March 31, 2004 compared to a net loss of $69,196 for the same quarter in 2003. The increase in operations and operational cost is responsible for the increase in net loss from 2003.

Material Changes in Financial Condition

Consolidated Balance Sheet

Current assets grew to $142,114 as of March 31, 2004, compared to $84,619 as of March 31, 2003. The increase in our current assets is attributable to an increase in cash and inventory.

Property and Equipment, Net

Property and equipment grew to $197,318 as of March 31, 2004 as compared to $84,619 as of March 31, 2003. The increase in property and equipment was a result of the addition of six Retail Merchant Units since the first quarter of 2003.

Liabilities

Our current liabilities decreased to $157,340 as of March 31, 2004 from $693,455 in our first quarter 2003. The decrease in currently liabilities was attributable to: 1. Classification of our stockholder loan from current to loan payable and 2. a general decrease in Accounts payable and accrued expenses.

Our total liabilities increased to $1,315,426 for the quarter ending March 31, 2004.

Liquidity and Capital Resources as of March 31, 2004

Net cash provided by all activities (operational, investing and financing cashflow) for the three months ended March 31, 2004 was $23,696 compared to $6,700 in all activities for the same period in 2003. Cash flow from operations decreased to ($442,466) in the first quarter of 2004 from $6,700 in the first quarter of 2003.

We have experienced significant losses from our operations. For the three months ended March 31, 2004, we incurred a comprehensive net loss of ($427,914) and we have an accumulated deficit of $12,879,175. Our ability to continue operations is contingent upon our ability to expand our Winmax Media and WinamxIS revenues, increase sale from our RMU's division and to secure financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing and/or expand our operations may result in our not being able to continue business.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Not applicable.

Item 2. Changes in Securities

Not applicable.

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

Date: January 21, 2005

Winmax Trading Group, Inc.

                                       By: /s/ Gerald Sklar
                                       -----------------------------------------
                                       Gerald E. Sklar,
                                       President, Chief Executive Officer,
                                       Chief Financial Officer And Principal
                                       Officer