Form 10QSB
period 2004-06-30
WINMAX TRADING GROUP INC
filed 2005-02-23
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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



                                 (877) 693-3130
                                 --------------
                (Issuer's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing
requirements for the past 90 days.                  Yes [ ]  No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
             As of January 10, 2005, we had 22,641,162 shares of our
                           common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Winmax Trading Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2004
                                   (Unaudited)
        Assets

        Current assets
         Cash                                              $       21,572
         Accounts Receivable                                      167,342
         Employee Receivable                                       10,416
         Inventory                                                138,824
         Prepaid expenses and other assets                         19,119
                                                                  -------
              Total current assets                                357,273
                                                                  -------

        Property and equipment, net                               246,569
                                                                 ---------
              Total Assets                                 $      603,842
                                                                 =========
        Liabilities and Stockholders' Deficiency

        Current liabilities
          Accounts payable & accrued expenses              $      104,260

        Loan Payable - stockholder                              2,090,421
                                                               ----------
              Total Liabilities                                 2,194,681
                                                               ----------
        Stockholders' Deficiency
          Common stock, no par value; 750,000,000 shares
          Issued and outstanding 18,506,736 shares         $       18,506
          Additional paid-in capital                           12,658,345
          Accumulated other comprehensive loss                    (57,580)
          Accumulated deficit                                 (14,210,110)
                                                              ------------
                   Stockholders' deficiency                    (1,590,839)
                                                              ------------
        Total Liabilities & Stockholders' Deficiency       $      603,842
                                                              ============

      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2004 and 2003

                                                    Three Months                Six Months
                                                2004          2003         2004           2003
                                            ------------ -------------  -----------    -----------
Revenue:
   Sales - Retail                           $    45,318             0    $   82,112        38,650
   Sales - Web                                  165,585             0       165,585             0
   Cost of sales - Retail                         9,580             0        13,831         8,000
                                             -----------  ------------  -----------    -----------
        Gross Profit                            201,323             0       233,866        30,650
                                             -----------  ------------  -----------    -----------
Operating Costs and Expenses:

  General and administrative                  1,532,258       472,247     2,044,434       572,093
                                             -----------  ------------  -----------   -----------

Loss from operations                         (1,330,935)     (472,247)   (1,812,568)     (541,443)

Other Income - Gain on Settlement of Debt             0       263,000             0       263,000
                                             -----------  ------------   -----------   -----------
Net Loss                                     (1,330,935)     (209,247)   (1,812,568)     (278,443)

Foreign currency translation adjustment         (12,410)         (805)       41,309        (6,439)
                                             -----------  ------------   -----------   -----------
Comprehensive loss                          $(1,343,345)     (210,057)   $(1,771,259)    (284,882)
                                             ===========  ============   ===========   ===========
Weighted-average number of common shares
outstanding - basic and diluted              18,455,088    10,838,090    17,305,912    10,592,090
                                            ============  ============   ===========   ===========
Net loss per common share -basic & diluted  $     (0.07)        (0.02)   $    (0.10)        (0.03)
                                            ============  ============   ===========   ===========

      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                                               2004                      2003
                                                              -----                      ----
Cash flows from operating activities:
   Net cash provided by operating activities           $  (1,350,474)              $      26,636
                                                      ----------------             --------------
Cash flows from investing activities:
   Net cash (used in) investing activities                  (138,602)                    (21,860)
                                                      ----------------            ---------------
Cash flows from financing activities:
  Net cash provided by financing activities                1,464,519                          --
                                                      ----------------            ---------------

Effect of exchange rate changes on cash                       41,309                           0
                                                      ----------------            ---------------

Net increase in cash and cash equivalents                     16,752                       4,776

Cash at beginning of period                                    4,820                          43
                                                      ----------------            ---------------
Cash at end of period                                  $      21,572               $       4,819
                                                      ================            ===============


      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2004
                                   (UNAUDITED)


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

(3)   Related Party Transactions

During the period ended June 30, 2004 a stockholder of the Company provided working capital aggregating approximately $1,464,519 by direct cash advances to the Company. These advances are recorded as Loan Payable - Stockholder.

(4)   Stockholder's Equity

On April 2,2004, 2,350,000 shares were issued for consulting service to a number of consultants and one employee. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as restricted 144 shares under section 4(2) of the Securities and Exchange act of 1933 and 1934. Shares were valued at $0.31 which was market value on April 2, 2004 for a total value of $728,500 with $2,350 being allocated to common stock and the balance of $726,150 being allocated to additional paid in capital.

(5)   Subsequent Events - Stockholder's Equity

Additional restricted 144 shares under section 4(2) of the Securities and Exchange Act of 1933 and 1934 were issued on December 22, 2004. A total of 3,934,426 shares were issued to the majority shareholder and CEO of the company valued at $0.61 per share for a total value of $2,400,000. The shares issued were issued at market value and repaid a portion of the Loan Payable - Stockholder due to the majority shareholder.

On July 28,2004, 200,000 shares were issued for consulting service to one consultant. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as restricted 144 shares under section 4(2) of the Securities and Exchange act of 1933 and 1934. Shares were valued at $0.85 which was market value on July 28, 2004 for a total value of $170,000.

Item 2. Management's Discussion and Analysis.

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending June 30, 2004 and notes thereto. This quarterly report on Form 10-QSB for the period ending June 30, 2004 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we", "our", "us.", "the company" or "Winmax". The words or phrases "would be", "may allow," "intends to", "may likely", "are expected to", "may continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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


Overview of Operations

This discussion relates to Winmax Trading Group (Winmax), Inc. and its divisions "Winmax Media, WinmaxIS, theGemstore and theGemstore.com". The Management Discussion and Analysis (MD&A), for the six month ended June 30, 2004, should be read in conjunction with our financial statements and with our 2003 10K-SB filed November 3, 2004.

For the six month period ended June 30, 2004, Winmax's management continued their efforts to expand Winmax Media's, WinmaxIS's, theGemstore Inc.'s and theGemstore.com's operations. We have been successful in utilizing the talents in each of our divisions to build the technical infrastructure needed to support our planned growth. Winmax Media and WinmaxIS have been instrumental in building Winmax Trading Group, Inc.'s accounting system, computer network, theGemstore's Point of Sale system and the building and maintaining of our e-commerce site.

theGemstore and theGemstore.com continues to expand our platform for marketing gemstone, gemstone jewelry and accessories. For the quarter ended June 30, 2004 we opened 4 retail merchant units (RMU's). We opened one in Canada and three in the United States. Entry into these markets is part of management's overall expansion and market testing strategy. As of June 30, 2004 we had nine RMU's. During the quarter ended June 30, 2004, management elected to not renew a lease for one particular RMU.

Subsequent Events

During the six month period ended June 30, 2004, to date, Winmax expanded its market testing strategies, to include inline RMU's in addition to its existing Kiosk RMU base, through the addition of 1 inline RMU location and the elimination of 3 kiosk RMU's which management was of the view did not fit the profile the company was hoping to establish. As the date hereof Winmax is operating 1 inline RMU store and 7 RMU kiosks. Management is hopeful that this expansion will allow further inline RMUs to be opened in the foreseeable future.


Risks and Uncertainties

For the six months ended June 30, 2004 we incurred a net loss of $1,812,568 compared to a net loss of $541,443 for the same period in 2003. We expect to continue to generate losses until our revenues increase. Our revenue and total operating expenses for the six months ended June 30, 2004 was $247,697 and $2,044,434 respectively, compared to revenue of $38,650 and total operating expenses of $572,093 for the same period in 2003.

Year to year comparisons may not be indicative of future performance due to the change in revenue sources and sporadic sales from our Media and IT divisions.

As of June 30, 2004, we had $21,572 in cash, which is insufficient to meet our operational goals and business plan. We have required, and continue to require, substantial capital to fund our business operations.

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


There is no assurance we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a protracted period of time we may no longer be able to operate as a going concern.


Material Changes in Results of Operations

In 2003, we abandoned all plans to acquire, explore, produce or process gems from any property and entered into the business of retailing gemstones, gemstone jewelry and accessories. We have focused our attention on building relationships with our suppliers and plan to continue expanding theGemstore Incs' and theGemstore.coms' operations in 2004.

Revenues

Revenues for the 6 months ended June 30, 2004 increased to $247,697 from $38,650 for the same period in 2003. Our revenue, as of June 30, 2004, was derived from $165,585 in sales by Winmax Media and $81,112.05 from sales by theGemstore. WinmaxIS and Winmax Media sales continue to support theGemstore's e-commerce and media needs.

Cost of Sales

Cost of sales increased to $13,831 for the six months ended June 30, 2004 from $8,000 for the same period in 2003. The increase in cost of sales is attributed to the increase in revenue.

Total Operating Expenses

Total operating expenses increased to $2,044,434 for the six months ended June 30, 2004 from $572,093 for the same period in 2003. This increase in operational expenses is directly attributed to building the necessary infrastructure to grow theGemstore and theGemstore.com in an orderly fashion.

Net Operating Loss

Net operating loss was $1,812,568 for the six months ended June 30, 2004 compared to a net operating loss of $541,443 for the same period in 2003. The increase in operations and subsequent costs is responsible for the increase in net loss from 2003.

Material Changes in Financial Condition

Consolidated Balance Sheet

Current assets grew to $357,273 as of June 30, 2004, compared to $35,219 as of June 30, 2003. The increase in our current assets is attributable to an increase in cash, receivables and theGemstore's and theGemstore.com's inventory.


Property and Equipment, Net

Property and equipment grew to $246,569 as of June 30, 2004 as compared to $77,310 on June 30, 2003. The increase in property and equipment was a result of expanding theGemstore RMU locations.


Liabilities

Our accounts payable and accrued expenses increased to $104,260 on June 30, 2004 compared to $41,900 for June 30, 2003. The increase in payables and accrued expenses is related to the increase in operations.

Loan Payable to stockholders was $2,090,421 for June 30, 2004, an increase from $694,547 on June 30, 2003. Winmax's operations are primarily being funded by loans from our major shareholder and CEO. The increase in loan payable to stock holder is related to the increase in operational costs.


Liquidity and Capital Resources as of June 30, 2004

Net cash provided by all activities (operational, investing and financing cashflow) for the six months ending June 30, 2004 was $16,752 compared to $4,776 in all activities for the same period in 2003. Cash flow from operations decreased to ($1,350,474) in the first six months of 2004 from $26,636 in the first six months of 2003.

We have experienced significant losses from our operations. For the six months ended June 30, 2004, we incurred a comprehensive net loss of $1,771,259 and we have a accumulated deficit of ($14,210,110). Our ability to continue operations is contingent upon our ability to expand our Winmax Media and WinamxIS revenues, increase sale from our retail divisions and to secure financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing and/or expand our operations may result in our not being able to continue business.


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

Date: February 23, 2005

Winmax Trading Group, Inc.

 By: /s/ Gerald Sklar
    -----------------
    Gerald E. Sklar,
    President, Chief Executive Officer,
    Chief Financial Officer And Principal Officer