Form 10QSB
period 2004-09-30
WINMAX TRADING GROUP INC
filed 2005-03-18
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED September 30, 2004

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                FLORIDA
      State or other jurisdiction                      65-0702554
          of incorporation or               I.R.S. Employer Identification
             organization                                No.



                          5920 MacLeod Trail, Suite 800
                         algary, Alberta Canada T2H 0K2
                         CAddress of principal executive
                                   (offices)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                              As of March 18, 2005,
            we had 22,641,162 shares of our common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   Winmax Trading Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2004
                                   (Unaudited)

Assets

Current assets
Cash                                                               $     23,800
Inventory                                                               138,614
Prepaid expenses and other assets                                        52,751
                                                                   ------------
Total current assets                                                    215,165
                                                                   ------------

Property and equipment, net                                             306,244
                                                                   ------------
Total Assets                                                       $    521,409
                                                                   ============
Liabilities and Stockholders' Deficiency

Current liabilities
Accounts payable & accrued expenses                                $    313,050

Loan Payable - stockholder                                            2,741,431
                                                                   ------------
Total Liabilities                                                     3,054,481
                                                                   ------------
Stockholders' Deficiency
Common stock;
Authorized, no par value; 750,000,000 shares
Issued and outstanding 18,706,736 shares                           $     18,706
Additional paid-in capital                                           12,828,145
Accumulated other comprehensive loss                                   (189,119)
Accumulated deficit                                                 (15,190,804)
                                                                   ------------
Stockholders' deficiency                                             (2,533,072)
                                                                   ------------
Total Liabilities & Stockholders' Deficiency                       $    521,409
                                                                   ============

        See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
             Three and Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                        Three Months                       Nine Months
                                                       2004             2003              2004             2003
                                               ------------      -----------      ------------      -----------
Revenue:
   Sales - Retail                              $     39,336                0      $    121,448                0
   Sales - Web                                        5,999          338,827           171,584          377,477
   Cost of sales - Retail                            11,300                0            25,131                0
                                               ------------      -----------      ------------      -----------
        Gross Profit                                 34,035          338,827           267,901          377,477
                                               ------------      -----------      ------------      -----------
Operating Costs and Expenses:

  General and administrative                      1,016,729          632,246         3,061,163        1,212,339
                                               ------------      -----------      ------------      -----------

Loss from operations                               (980,694)        (293,419)       (2,793,262)        (834,862)

Other Income - Gain on Settlement of Debt                 0                0                 0          263,000
                                               ------------      -----------      ------------      -----------
Net Loss                                           (980,694)        (293,419)       (2,793,262)        (571,862)

Foreign currency translation adjustment            (131,539)         (47,773)          (90,230)         (54,212)
                                               ------------      -----------      ------------      -----------
Comprehensive loss                             $ (1,112,233)        (341,192)     $ (2,883,492)        (626,074)
                                               ============      ===========      ============      ===========
Weighted-average number of common shares
outstanding - basic and diluted                  18,645,867       10,257,289        17,761,682       10,684,779
                                               ============      ===========      ============      ===========
Net loss per common share -basic & diluted     $      (0.05)       (0.03)         $      (0.16)           (0.06)
                                               ============      ===========      ============      ===========

See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2004 and 2003
                                   (Unaudited)

                                                          2004             2003
                                                   -----------        ---------
Cash flows from operating activities:
   Net cash provided by operating activities       $(1,782,113)       $(802,400)
                                                   -----------        ---------
Cash flows from investing activities:
   Net cash (used in) investing activities            (224,206)         (55,829)
                                                   -----------        ---------
Cash flows from financing activities:
  Net cash provided by financing activities          2,115,529          930,419
                                                   -----------        ---------

Effect of exchange rate changes on cash                (90,230)          (5,434)
                                                   -----------        ---------

Net increase in cash and cash equivalents               18,980           66,756

Cash at beginning of period                              4,820               43
                                                   -----------        ---------
Cash at end of period                              $    23,800        $  66,799
                                                   ===========        =========


      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2004
                                   (UNAUDITED)


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

(3)   Related Party Transactions

During the period ended September 30, 2004 a stockholder of the Company provided working capital aggregating approximately $2,115,529 by direct cash advances to the Company. These advances are recorded as Loan Payable - Stockholder.

(4)   Stockholder's Equity

On April 2,2004, 2,350,000 shares were issued for consulting service to a number of consultants and one employee. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as restricted 144 shares under section 4(2) of the Securities and Exchange act of 1933 and 1934. Shares were valued at $0.31 which was market value on April 2, 2004 for a total value of $728,500 with $2,350 being allocated to common stock and the balance of $726,150 being allocated to additional paid in capital. On July 28,2004, 200,000 shares were issued for consulting service to one consultant. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as restricted 144 shares under section 4(2) of the Securities and Exchange act of 1933 and 1934. Shares were valued at $0.85 which was market value on July 28, 2004 for a total value of $170,000 with $200 being allocated to common stock and the balance of $169,800 being allocated to additional paid in capital.

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



Item 2. Management's Discussion and Analysis.

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending September 30, 2004 and notes thereto. This quarterly report on Form 10-QSB for the period ending September 30, 2004 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we", "our", "us.", "the company" or "Winmax". The words or phrases "would be", "may allow," "intends to", "may likely", "are expected to", "may continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and
(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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

Overview of Operations

This discussion relates to Winmax Trading Group (Winmax), Inc. and its divisions "Winmax Media, WinmaxIS, theGemstore and theGemstore.com". The Management Discussion and Analysis (MD&A), for the nine month ended September 30, 2004, should be read in conjunction with our financial statements and with our 2003 10K-SB filed November 3, 2004.

For the nine month period ended September 30, 2004, Winmax's management continued their efforts to expand Winmax Media's, WinmaxIS's, theGemstore Inc.'s and theGemstore.com's operations. We have been successful in utilizing the talents in each of our divisions to build the technical infrastructure needed to support our planned growth. Winmax Media and WinmaxIS have been instrumental in building Winmax Trading Group, Inc.'s accounting system, computer network, theGemstore's Point of Sale system and the building and maintaining of our e-commerce site.

Through theGemstore and theGemstore.com, we continue to expand our platform for marketing gemstone, gemstone jewelry and accessories. For the quarter ended September 30, 2004 we opened two retail merchant units (RMU's) and closed one RMU in Canada. Management stays committed to refining our business strategy as we analysis and identify key trends to capitalize in our various test markets. As of September 30, 2004 we had 11 RMU's including our first inline store in NY.


Subsequent Events

Subsequent to the nine month period ended September 30, 2004, management continues to assess our test markets and has eliminated certain kiosk based on their passed performance and expectation for profitability. As the date hereof Winmax is operating one inline RMU store and six kiosks. Management is currently in negotiation for several other possible inline stores.


Risks and Uncertainties

For the nine months ended September 30, 2004 we incurred a net loss of $2,793,262 compared to a net loss of $571,862 for the same period in 2003. We expect to continue to generate losses until our revenues increase. Our revenue and total operating expenses for the nine months ended September 30, 2004 was $293,032 and $3,061,163 respectively, compared to revenue of $377,477 and total operating expenses of $1,212,339 for the same period in 2003.

Year to year comparisons may not be indicative of future performance due to the change in revenue sources and sporadic sales from our Media and IT divisions.

As of September 30, 2004, we had $23,800 in cash, which is insufficient to meet our operational goals and business plan. We have required, and continue to require, substantial capital to fund our business operations.

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

Revenues

Revenues for the nine months ended September 30, 2004 decreased to $293,032 from $377,477 for the same period in 2003. Our revenue, as of September 30, 2004, was derived from $171,584 in sales by Winmax Media and $121,448 from sales by theGemstore. WinmaxIS and Winmax Media sales continue to support theGemstore's e-commerce and media needs.

Total Operating Expenses

Total operating expenses increased to $3,061,163 for the nine months ended September 30, 2004 from $1,212,339 for the same period in 2003. This increase in operational expenses is directly attributed to building the necessary infrastructure to grow theGemstore and theGemstore.com in an orderly fashion. This includes the cost of increasing and training staff, both senior and part-time, and the additional rents being paid for theGemstore locations.

Net Operating Loss

Net operating loss was $2,793,262 for the nine months ended September 30, 2004 compared to a net operating loss of $834,862 for the same period in 2003. The increase in operations and subsequent costs is responsible for the increase in net loss from 2003.

Material Changes in Financial Condition

Consolidated Balance Sheet

Current assets grew to $215,165 as of September 30, 2004, compared to $45,094 as of December 31, 2003. The increase in our current assets is attributable to an increase in cash and theGemstore's and theGemstore.com's inventory and prepaid expenses.


Property and Equipment, Net

Property and equipment grew to $306,244 as of September 30, 2004 as compared to $153,758 on December 31, 2003. The increase in property and equipment was a result of expanding theGemstore RMU locations.


Liabilities

Our accounts payable and accrued expenses increased to $313,050 on September 30, 2004 compared to $121,030 for December 31, 2003. The increase in payables and accrued expenses is related to the increase in operations.

Loan Payable to stockholders was $2,741,431 for September 30, 2004, an increase from $625,902 on December 31, 2003. Winmax's operations are primarily being funded by loans from our major shareholder and CEO. The increase in loan payable to stock holder is related to the increase in operational costs.


Liquidity and Capital Resources as of September 30, 2004

Net cash provided by all activities (operational, investing and financing cashflow) for the nine months ending September 30, 2004 was $18,980 compared to $66,756 in all activities for the same period in 2003. Cash flow from operations decreased to ($1,782,113) in the first nine months of 2004 from ($802,400) in the first nine months of 2003.

We have experienced significant losses from our operations. For the nine months ended September 30, 2004, we incurred a comprehensive net loss of $2,883,492 and we have a accumulated deficit of $15,190,804. Our ability to continue operations is contingent upon our ability to expand our Winmax Media and WinamxIS revenues, increase sale from our retail divisions and to secure financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing and/or expand our operations may result in our not being able to continue business.


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

Date: March 18, 2005


Winmax Trading Group, Inc.


By: /s/ Gerald Sklar
   --------------------------------
   Gerald E. Sklar, President,
   Chief Executive Officer,
   Chief Financial Officer And
   Principal Officer