Form 10KSB
period 2004-12-31
WINMAX TRADING GROUP INC
filed 2005-05-19
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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

                                 (877) 693-3130
                                 --------------
                 (Issuer's telephone number including area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

        Title of each class         Name of each exchange on which registered
        -------------------         -----------------------------------------
           Common Stock                              Pinksheet

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

Indicate by check mark if disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of April 27, 2005 was approximately $11,320,581.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Not Applicable.

Our revenues for the year ended December 31, 2004 was $355,820

                   (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. As of the date of this filing, we had 22,641,162 shares of our common stock outstanding.

Documents Incorporated by reference: None

Transitional Small Business Disclosure Format (check one):  Yes |_|   No |X|

                                TABLE OF CONTENTS
                          ANNUAL REPORT ON FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2004


                                     PART I

Item 1.     Description of Business...........................................4
Item 2.     Description of Property...........................................9
Item 3.     Legal Proceedings................................................10
Item 4.     Submission of Matters to a Vote of Security Holders..............10

                                     PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small
                Business Issuer Purchases of Equity Securities...............10
Item 6.     Management's Discussion and Analysis or Plan of Operation........12
Item 7.     Financial Statements.............................................16
Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.............................................17
Item 8A.    Controls and Procedures..........................................17
Item 8B.    Other Information................................................18

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act................18
Item 10.    Executive Compensation...........................................20
Item 11.    Security Ownership of Certain Beneficial Owners and Management...21
Item 12.    Certain Relationships and Related Transactions...................22
Item 13.    Exhibits.........................................................23
Item 14.    Principal Accountant fees at Source..............................23

                                     PART I


Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ended December 31, 2004 and notes thereto. This annual report on Form 10-KSB for the period ended December 31, 2004 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" or "us." The words or phrases "would be", "may allow," "intends to," "may likely," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intend to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are still in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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


ITEM 1. DESCRIPTION OF BUSINESS

In March 2002, we affected a one (1) for twenty (20) reverse stock split. All share and per share, amounts below have been adjusted to give effect to this stock split.

BUSINESS DEVELOPMENT

We were incorporated in the state of Florida on September 26, 1996 to engage in commodities futures trading. From approximately November 1996 until October 2000, we managed a commodities futures investment fund, the Winmax Alpha Fund Limited Partnership, of which we were the general partner. From October 2000 until May 2001, we had no significant operations or business plan. In June of 2001, our sole officer and director, Ralph Pistor, sold 100,000 shares of our common stock held by him, which represented a majority of our then outstanding common stock, to Gerald Sklar. In connection with the purchase of the 100,000 shares of our common stock by Gerald Sklar, the following occurred:

- - Ralph Pistor resigned as our sole officer and director;
- - Gerald Sklar became our President and Director;
- - We appointed our current management to fill existing vacancies on our Board of Directors; and
- - We adopted a new corporate strategy, which is described below.

OUR CORPORATE STRATEGY

Beginning in June 2001, our corporate strategy has been to: (a) establish a web development, design, web casting, Internet solutions and e-commerce business;
(b) acquire gemstone raw materials and/or minerals and to arrange for the finishing and marketing of the gemstone material and finished jewelry through our Internet website at www.thegemstore.com, and (c) advance money to prospect and possibly produce gemstone material. In 2001, we acquired an inventory of gemstones and pieces of finished jewelry.

In 2003, management decided to abandon any interests in or financing of prospecting possible gemstone material. We added the opening of Retail Merchandising Units (RMU's) to our corporate strategy of finishing and marketing gemstone material and finished jewelry through our Internet website. During 2003 and 2004, management recognized the need to grow sales in our gemstone marketing division and opened several RMU's in key locations as test markets. In 2004, management re-assessed the viability of our RMU locations and subsequently closed several RMU's. For the year ending December 31, 2004 we had eight RMU's open, which remained under management's review. As of May 1, 2005 we have one inline RMU in operation and are looking at expanding on our inline RMU model.

OUR PRINCIPAL PRODUCTS/SERVICES/DISTRIBUTION METHODS AND MARKETS

WEB DEVELOPMENT AND INTERNET SERVICES

Our Web Development, Multimedia and Internet services are accomplished through our in-house employees or through outside consultants whom we hire on an "as needed" basis. During the year ended December 31, 2004, approximately 48% of our revenues was from sales in web development, multimedia and Internet solutions.

OUR WEB DEVELOPMENT, MULTIMEDIA AND INTERNET SERVICES INCLUDE:

WINMAX MEDIA

Winmax Media, our web development subsidiary, focuses on building multimedia products that are both elegant and intelligent while meeting customer's needs by delivering clear branding messages. Winmax Media's web casting unit, Bnettv.com, is a full service video production streaming company that produces both client-commissioned and in-house video and multimedia. Winmax Media's services include: web and graphic design, programming (coldfusion, actionscript, javascript, php, vb, sql, html, xml, shell script, and various other dynamic computer languages), production and editing of corporate videos, production of commercials for the internet, live video streaming, CD production, and corporate brochures. We have also developed and provide a series of re-usable objects in Java to provide functionality to small and medium-sized corporate Intranets. These services include scheduling, contact, project, time sheet, billing, file sharing, and administrative modules.

WINMAX INTERNET SOLUTIONS (WINMAXIS)

WinmaxIS is the IT subsidiary of Winmax Trading Group, Inc. WinmaxIS manages data center operations including: Internet web hosting of in-house and client domains, monitoring security and technical operations to ensure maximum uptime, custom application development using cold fusion to integrate database's (such as SQL) for dynamic web content, provision of virtual servers for offsite security, and provision of networking and application support to both internal and external clients. In addition, we provide business-to-business extranet services. Extranet is a closed system that runs over the Internet that has password protection to prevent data/information from being viewed by the general public. WinmaxIS allows our customers to off-load technical services and maintain world wide access to their proprietary information so they may focus on their core business. WinmaxIS developed and maintains accounting and inventory programs for each of Winmax Trading Group, Inc.'s subsidiaries and divisions.

THEGEMSTORE, INC. AND THEGEMSTORE.COM, INC.

Since 2003, we have engaged in the Internet marketing and retailing of gemstones, jewelry and accessories through TheGemstore subsidiary. During 2003 and 2004 we established 13 RMU's, on a test basis, for the sale of gemstones, jewelry and accessories. Management re-assessed the viability of our RMU test locations and, in 2004, closed five RMU's. As of May 1, 2005 we have one inline RMU's open. We are currently looking at expanding our inline style RMUs.

Our gemstone business has, up to December 31, 2004, been limited to:

i. the development of our website located at www.thegemstore.com through which we sell our finished jewelry products as well as retail outlets; and, ii. the acquisition of Global Gemstone and Jewelry Inc., through which we obtained some gemstone inventory. Global Gemstone & Jewelry Inc. ("Global Gemstone"), our wholly owned subsidiary, creates our custom-made jewelry in Changmi, Thailand. The finished product is made available on the company's Internet website, through private parties and through our RMU's.

OUR CUSTOMERS

We have a wide range of customers, including emerging growth companies and other companies.

For the year ended December 31, 2004 approximately 48% of our sales were from one client, Immtech International, Inc., through our web and media division.

WEB DEVELOPMENT AND INTERNET SERVICES

For the year ended December 31, 2004, approximately 52% of our revenue was from our RMU's and approximately 48% was derived from web development, multimedia and Internet Solutions sales.

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

GEMSTONE BUSINESS

These services will be offered throughout the world by Internet, through direct contact with buyers and through retail outlets located in the United States.

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

GEMSTONE BUSINESS

Our business activities are governed by a variety of governmental laws and regulations. Other nations for which governmental controls are important to us include: Import/Export Laws in Thailand, Sri Lanka, Vietnam, and Poland. When we finish our gemstone materials into finished products, the Taxation Laws of the United States, Canada and Europe, where we expect our largest sales to occur, will be of importance. We are not aware of any legislation or proposed legislation, which would have a material effect upon our operations.

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

FUTURE REGULATION

WEB DEVELOPMENT AND INTERNET SERVICES

Due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:
- - content
- - privacy
- - access to adult content by minors
- - pricing
- - bulk e-mail
- - encryption standards
- - consumer protection
- - electronic commerce
- - taxation
- - copyright infringement
- - other intellectual property issues

Our gemstone business also involves use of the Internet. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry may increase our costs or limit our ability to offer our services.

EMPLOYEES

As of December 31, 2004, we had 58 employees of which 29 are fulltime and 29 are part time. Of the full time employees, 2 are executive officers, Gerald E. Sklar, who is responsible for directing our overall operations and David M. Young, our Vice President, who is responsible for customer relations, RMU leases and Insurance. 33 are engaged in sales and the 26 are fulltime employees who handle the overall operations. The part time employees work in our Retail Merchant Units.


ITEM 2. DESCRIPTION OF PROPERTY

During the year ended December 31, 2004, we leased office space at the following locations:

48 WALL STREET, SUITE 1100, NEW YORK, NEW YORK

We currently operate out of approximately 200 square feet at this location. Our telephone number at this location is (212) 918-4513. Our lease is a one-year agreement with an unaffiliated landlord. The monthly rent is $1200.

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

RETAIL OUTLETS

As of the date of this filing the Florida store lease is $3,638 per month and the New York store lease is $8,000 per month.

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


ITEM 3. LEGAL PROCEEDINGS

We have no other material litigations pending or other legal matters.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Common Stock is quoted in the Pink Sheets LLC under the symbol "WMTG." The high and low information for each quarter of the two most recent fiscal years is presented below. The quotations are inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On April 4, 2005 the last reported sale price of the Common Stock on the Pinksheets was $0.85 per share.

The following table summarizes the low and high prices for our Common Stock for each reporting quarter for the fiscal years ended December 31, 2003 and 2004.

                     QUARTER                    HIGH         LOW
                     --------------------------------------------
                     2003 First Quarter        $0.14       $0.03
                     2003 Second Quarter       $0.28       $0.05
                     2003 Third Quarter        $0.26       $0.09
                     2003 Fourth Quarter       $2.39       $0.13
                     --------------------------------------------
                     2004 First Quarter        $0.85       $0.31
                     2004 Second Quarter       $0.79       $0.28
                     2004 Third Quarter        $1.20       $0.50
                     2004 Fourth Quarter       $1.06       $0.61


HOLDERS

As of December 31, 2004, we had 22,641,162 shares outstanding, which were held by approximately 63 shareholders of record. The number of shareholders does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." We currently have one class of common stock outstanding.

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

RECENT SALES OF UNREGISTERED SECURITIES

During March 2002, we affected a one (1) for twenty (20) reverse stock splits. All share and per share amounts in this report have been adjusted to give effect to this stock split.

On April 2, 2004 we issued 2,350,000 shares valued at $0.31 pre share for a total value of $728,500 of our common stock as follows: Dirk Witte 500,000 shares for contract work; Marc At-Thion 500,000 shares for contract work; Stu Nichol 100,000 shares for contract work; Andrew Armstrong 100,000 shares for contract work; Blaine Ruzycki 500,000 for contract work; Michelle Balic 500,000 for contract work; Alex Holterman 50,000 shares for contract work and Christopher Woodman 100,000 for commencement of employment. These shares were issued as restricted 144 shares under section 4 (2) of the Securities Exchange act of 1933 and 1934. The contract work varies per individual but on aggregate the contracts encompasses gemstone and jewelry procurement in Asia and Africa, provide security and security advice for our operations, and to provide financial analysis on possible acquisitions and operations. The contract work changes from time-to-time as management sees fit.

On July 28, 2004, 200,000 shares were issued for consulting service to MJD Consulting. Shares were valued at $0.85 which was market value on July 28, 2004 for a total value of $170,000.

On December 22, 2004, a total of 3,934,426 shares were issued to the majority shareholder and CEO of the company valued at $0.61 per share for a total value of $2,400,000. The shares issued were issued at market value and repaid a portion of the loan Payable - Stockholder due to the majority shareholder.

All of the above share issuances were made pursuant to exemptions from registration pursuant to Section 4(2) of the Securities Act of 1933. All of the shares were issued to employees and consultants of the Company who had access to the type of information contained in a registration statement. There were no underwriters or placement agents involved, nor any underwriting discounts or sales commission paid.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending December 31, 2004 and notes thereto. This annual report on Form 10-KSB for the period ending December 31, 2004 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" or "us." The words or phrases "would be", "may allow," "intends to," "may likely," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intend to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are still in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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

OVERVIEW OF OPERATIONS

Winmax's management continues to development its web development and internet related services (Winmax Media and WinmaxIS). In 2004, our media and IT divisions generated revenues through website design, corporate video productions and IT support. In 2004 our media and IT division made up 48% of our revenue which is attributed to one customer, Immtech International. We expect our media and IT divisions to expand our customer base and continue to be a major contributor to our overall revenue.

In 2003 the Company began retail operations in the gemstone jewelry business opening three test Retail Merchant Units (RMUs). In 2004 we continued to expand our test locations and started to assess the RMU's viability in selling gemstone, jewelry, minerals and accessories. Management has opted to close certain locations that were not meeting minimum requirements and continue to monitor the remaining locations. By December 31, 2004 there were seven kiosk style RMU's and one inline RMU. As of date of this filing there is one RMU in operations.

Management continues to support the retailing of gemstone, jewelry, minerals and accessories. Subsequent to management's assessment, the focus for kiosk style RMU's will shift to selling minerals and accessories, whereas our inline style RMU's will focus on selling our gemstones and Jewelry.

Management believes that the difference in RMU performance may be attributable to the following:

Inline stores can command a higher price which is more suitable for our gemstones and jewelry. Inline stores are easier to brand our jewelry with customers. It is easier to validate the authenticity of our gemstones and jewelry within an inline RMU. Our minerals meet customers price points in the kiosk style RMU's. Our minerals tend to be unique and attract attention in high traffic flow areas.

Winmax Trading Group, Inc. has continued to rely on our major Shareholder and CEO for capital to maintain operations while testing our retail business model in key locations. In order to implement our overall business strategy Winmax remains heavily dependant upon our ability to receive financing, as our operations are not self-sufficient. In order to achieve self-sufficiency Winmax must expand all areas of business in order to generate increased revenues. The failure by Winmax to secure additional financing may result in its inability to continue operations. To date Winmax has been unsuccessful in obtaining financing sufficient to meet its day-to-day needs from sources other than our major shareholder. Although we are pursuing a financing to expand our operations there are no assurances we will be successful in obtaining such financing.

SUBSEQUENT EVENTS

Post December 31, 2004, Winmax Trading Group, Inc continued its current business while management continued to close down RMU's that do not meet minimum requirements. To date we have one inline RMU's in operations.

RISKS AND UNCERTAINTIES

During the 12 months ended December 31, 2004 and December 31, 2003 we incurred net losses of $3,608,391 and $895,520 respectively. We expect to continue to generate losses until our revenues increase. For these same periods, we had total revenues of $355,820 and $582,377, and operating expenses of $3,964,211 and $1,740,897, respectively. There is no assurance we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. Approximately 48% of our 2004 revenue was from one client, Immtech International. There is no guarantee that Immtech International will continue as a client. We may never earn a profit. If we continue to lose money over a protracted period of time we may be forced to discontinue our operations.

For the 12 months ended December 31, 2004 we financed portions of our operations from $355,820 in revenue and $2,859,809 from our CEO, the majority shareholder, in the form of a shareholders loan. On December 22, 2004 our CEO, the majority shareholder, converted the shareholders loan for a total of 3,934,426 shares valued at $0.61 per share for a total value of $2,400,000 leaving an ending balance due to shareholder of $1,064,243.

As of December 31, 2004, we have only $0 of cash, and can not meet our operational goals and business plan. We have required, and continue to require, substantial capital to fund our business operations.

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

MATERIAL CHANGES IN RESULTS OF OPERATIONS

THE YEAR ENDED DECEMBER 31, 2004 COMPARED WITH THE YEAR ENDING DECEMBER 31, 2003

In 2003 we started to implement our business plan to market gemstone, jewelry, minerals and accessories through retail merchandising units (RMUs). In 2004, management assessed our RMU's and reorganized our locations closing eight RMUs leaving five RMU's as of December 31, 2004. As of May 1, 2005 there is one RMU. As part of management assessment and reorganization of our retail outlets, we will re-focus opening kiosk style RMUs to the selling of minerals and accessories while our inline store(s) will focus on retailing our gemstones, jewelry and accessories. For 2005, we will focus on implementing this change and concentrate on opening new locations.

REVENUES

Revenues for the 12 months ended December 31, 2004 decreased to $355,820 from $582,377 for the same period in 2003. Our media division accounted for 48% of revenue in 2004 and our retail operations accounted for the remaining 52%. Revenue from our media division came from one client, Immtech International, in 2004 of which they were also was our primary revenue source for 2003. The decrease in revenue from our media division from 2003 is the main cause in the decrease in our 2004 revenue.

COST OF SALES

Cost of sales consists in primarily of direct cost related to sales. Cost of sales decreased to $51,422 from $219,482 for the same period in 2003. The decrease in cost of sales is attributable to Winmax's increase in sales from our retail operations which provide a higher gross profit margin.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses increased to $3,014,289 for the year ended December 31, 2004 from $1,331,815 for the year ended December 31, 2003. This increase is primarily attributable to an increase in operational activities of our retail operations in 2004. As of December 31, 2003, Winmax had three (3) RMU's in operations. In 2004, we explored several additional locations as test markets adding 10 RMUs to our initial 3 RMUs. As of December 31, 2004, based on our management assessment, five of the units were closed. The increase in operational activity directly affected our increase operational cost for the 2004 year.

The increase is also attributable to an increase in non-cash stock compensation to employees and consultants which increased from $189,600 to $898,500

NET LOSS

For the year ended December 31, 2004 and December 31, 2003 net loss was $3,608,391 and $895,520 respectively. The increase in net loss is primarily attributable to the increase in General and Administrative expenses.

LOSS PER SHARE

The loss per share for the year ended December 31, 2004 was $(0.22) compared with the loss per share of $(0.08) for the year ended December 31, 2003. Although we increased the number of test units, sales were not meeting management's requirements and consequently we closed eight of our RMU's in 2004. The increase in our retail operations did not correlate to sufficient increases in revenue to cover our increased operating cost, resulting in a larger net loss for 2004.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2004

Net cash used in our investing, financing and operating activities for the year ended December 31, 2004 was $4,820 compared to $4,777 provided from all activities for the same period in 2003. In 2004, cash flow used in operations was ($2,316,532), cash flow used in Investments was ($175,444), cash flow from financing was $2,859,809, and the effects of exchange rate changes on cash was ($372,653) compared with $(972,217), ($138,889), $1,208,064 and ($92,171), respectively, in the year ended 2003. The loss on exchange rates is due to the weakening in the U.S. dollar compared to the Canadian dollar. Our head gemstore office and the majority of our full time employees work in Canada and are paid in Canadian dollars. The majority of our sales are paid in U.S. dollars.

CASH AT DECEMBER  31, 2004 WAS $0 COMPARED TO $4,820 ON DECEMBER  31, 2003

We have experienced significant losses from our operations. For the year ended December 31, 2004 we incurred a net loss of $3,608,391 compared to the net loss of $895,520 during 2003. In addition, at December 31, 2004 we had an accumulated deficit of $16,005,933 and stockholders' deficit of $1,141,738. Our ability to turn a profit is contingent upon, but not exclusive to, our ability to expand our Winmax Media and The Gemstore subsidiaries and to secure additional financing to fund said expansion. Although we are pursuing financing to expand our operations there are no assurances we will be successful in obtaining such financing. Our failure to secure financing will limit our growth and profit potential as well as our ability to stay in business.

Item 7. Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Shareholders:
   Winmax Trading Group, Inc.


We have audited the consolidated balance sheet of Winmax Trading Group, Inc. and Subsidaries (the "Company") as of December 31, 2004 and the related consolidated statements of operations, stockholders equity, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmax Trading Group, Inc. and Subsidiaries as of December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with United States generally accepted accounting principles.


Goldstein Golub Kessler LLP
Certified Public Accountants

New York, New York
April 22, 2005

                           Winmax Trading Group, Inc.
                           Consolidated Balance Sheet
                                December 31, 2004

Assets

Current assets

 Accounts Receivable                                               $      3,838
 Inventory                                                              104,926
 Prepaid expenses and other assets                                        7,050
                                                                   ------------
      Total current assets                                              115,814
                                                                   ------------

Property and equipment, net                                             233,811
                                                                   ------------
      Total Assets                                                 $    349,625
                                                                   ============

Liabilities and Stockholders' Deficiency

  Current Liabilities - Accounts payable & accrued expenses        $    427,120
  Loan Payable - stockholder                                          1,064,243
                                                                   ------------
      Total Liabilities                                               1,491,363
                                                                   ------------
Stockholders' Deficiency
  Common stock,$.001 par value; authorized 750,000,000 shares,
  Issued and outstanding 22,641,162 shares                         $     22,641
  Additional paid-in capital                                         15,224,210
  Accumulated other comprehensive (loss)                               (382,656)
  Accumulated deficit                                               (16,005,933)
                                                                   ------------
            Stockholders' deficiency                                 (1,141,738)
                                                                   ------------
Total Liabilities & Stockholders' Deficiency                       $    349,625
                                                                   ============

See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statement of Operations
                     Years Ended December 31, 2004 and 2003


                                                       2004            2003
                                                   ------------    ------------
Revenue:
   Sales - Retail                                  $    184,235    $     45,625
   Sales - Websites                                $    171,585    $    536,752
                                                   ------------    ------------
                                                        355,820         582,377
                                                   ------------    ------------
Operating Costs and Expenses:
  Cost of sales                                          51,422         219,482
  Non cash stock compensation                           898,500         189,600
  General and administrative                          3,014,289       1,331,815
                                                   ------------    ------------
                                                      3,964,211       1,740,897
                                                   ------------    ------------
(Loss) from operations                               (3,608,391)     (1,158,520)
                                                   ------------    ------------
Other income (expense):
  Gain on settlement of debt                                 --         263,000
                                                   ------------    ------------
Net loss                                             (3,608,391)       (895,520)

Other comprehensive Loss:
  Foreign currency translation adjustment              (283,767)        (92,171)
                                                   ------------    ------------
Comprehensive loss                                 $ (3,892,158)   $   (987,691)
                                                   ============    ============
Weighted-average number of common shares
outstanding - basic and diluted                      18,091,599      12,209,334
                                                   ============    ============
Net loss per common share -basic & diluted         $      (0.22)   $      (0.08)
                                                   ============    ============


See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
               Consolidated Statement of Stockholders' Deficiency
                     Years Ended December 31, 2004 and 2003

                                                                            Accumulated
                                                              Additional       Other
                                  Common         Stock         Paid-in      Comprehensive   Accumulated
                                  Shares         Amount        Capital          loss         (Deficit)          Total
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance January 1, 2003          10,318,087   $     10,319   $ 11,063,887   $     (6,718)   $(11,502,022)   $   (434,534)

Common shares issued
for services                      1,275,000          1,275        188,325             --              --         189,600

Issuance of common stock
In conversion of stockholder
debt                              4,563,649          4,562        679,983             --              --         684,545

Currency translation
adjustment                               --             --             --        (92,171)             --         (92,171)

Net (loss) for the year                  --             --             --             --        (895,520)       (895,520)
                               ------------   ------------   ------------   ------------    ------------    ------------
Balance December 31,2003         16,156,736         16,156     11,932,195        (98,889)    (12,397,542)       (548,080)

Common shares issued
for services                      2,550,000          2,550        895,950             --              --         898,500

Issuance of common stock
in conversion of stockholder
debt                              3,934,426          3,935      2,396,065             --              --       2,400,000

Currency translation
adjustment                               --             --             --       (283,767)             --        (283,767)

Net (loss) for the year                  --             --             --             --      (3,608,391)     (3,608,391)
                               ------------   ------------   ------------   ------------    ------------    ------------

Balance December 31, 2004        22,641,162   $     22,641   $ 15,224,210   $   (382,656)   $(16,005,933)   $ (1,141,738)
                               ============   ============   ============   ============    ============    ============


  See the accompanying notes to the consolidated financial statements.

                           Winmax Trading Group, Inc.
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2004 and 2003

                                                                    2004           2003
                                                                 -----------    -----------
Cash flows from operating activities:
Net (loss)                                                       $(3,608,391)   $  (895,520)
  Adjustments to reconcile net (loss) to net
   cash provided by operating activities:
   Depreciation                                                       95,391         56,591
   Common stock issued for services                                  898,500        189,600
   Gain on settlement of debt                                             --       (263,000)
Changes in assets and liabilities:
   Increase in accounts receivable                                    (3,740)            --
   Increase in inventory                                             (73,133)       (28,548)
   Decrease in prepaid expense                                         3,304          1,241
   Decrease in other assets                                               --         20,000
   (Decrease) increase in accounts payable and accrued expense       371,537        (52,581)
                                                                 -----------    -----------
  Net cash provided by (used in) operating activities             (2,316,532)      (972,217)
                                                                 -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                               (175,444)      (138,899)
                                                                 -----------    -----------
Cash flows from financing activities:
  Proceeds from loan payable - stockholder                         2,859,809      1,208,064
                                                                 -----------    -----------

Effect of exchange rate changes on cash                             (372,653)       (92,171)
                                                                 -----------    -----------
Net decrease in cash                                                  (4,820)         4,777

Cash at beginning of year                                              4,820             43
                                                                 -----------    -----------
Cash at end of year                                              $         0    $     4,820
                                                                 ===========    ===========
Supplemental schedule of non cash financing activity
Conversion of stockholder loans to common stock                  $ 2,400,000    $   684,545
                                                                 ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                          Notes to Financial Statements
                                December 31, 2004


NOTE 1 - ACCOUNTING POLICIES

During 2001, Winmax Trading Group, Inc. (the "Company") commenced business operations as a designer of Web sites and a seller of precious and semi-precious gemstones.

The financial statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany accounts and balances have been eliminated in consolidation.

The Company recognizes revenue in accordance with the Securities and Exchange Commission's Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104"). Revenue related to merchandise sales is recognized at the time of sale reduced by a provision for returns. The provision for returns is based on historical evidence of the Company's return rate. To date this evidence of returns is negligible so no current provision has been made for returns. Revenue related to Web site sales is recognized on completion of the site and acceptance by the customer.

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

The Company maintains its cash in the bank deposit accounts which, at times, may exceed federally insured limits. The Compnay has not experienced any losses on these accounts.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

The fair value of financial instruments, specifically loan payable - stockholder, cannot be estimated due to the nature and terms of this payable.

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicated the carrying amount may not be recoverable or is impaired.

                          Notes to Financial Statements
                                December 31, 2004

The Company follows Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic (loss) per common share calculations are determined by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. Diluted income (loss) per common share reflects the potential dilution that could occur from common shares issuable through stock options, restricted stock and other convertible securities, There was no potential common stock issuable for the years ended December 31,2004 and 2003.

The Company follows SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

The Company follows SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates as a single segment as it has not generated material revenues from the sale of gemstones to date, and will evaluate additional segment requirements as it expands its operations.

The local currency (Canadian dollar) is the financial currency for two of the Company's subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' equity.

The Company follows SFAS No. 109, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statements and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability in each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may rise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse.

The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board ("APB") Option No. 25, Accounting for Stock Issued to Employees, but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB No. 25 in accounting for its stock option incentive plans. No options have been issued during the years ended December 31, 2004 and 2003 and no options are outstanding.

                          Notes to Financial Statements
                                December 31, 2004

Management does not believe that any recently issued, but not yet effective, accounting standards would have a material effect on the accompanying financial statements.

Certain items previously reported in the prior year may have been reclassified to conform to the current-year presentation.


NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consists of the following:

                                   Estimated
                                  Useful Life
--------------------------------------------------------------------------------
Furniture, software and equipment                   $ 447,960        3 - 5 years
Less accumulated depreciation                        (214,149)
--------------------------------------------------------------------------------
                                                    $ 233,811
--------------------------------------------------------------------------------

Depreciation expense was $95,391 and $56,591 the years ended December 31, 2004 and 2003, respectively.

NOTE 3. LOAN PAYABLE - STOCKHOLDER

Loan payable - stockholder consists of working capital loans to the Company from the chief executive officer and majority stockholder. The loan does not bear interest and the stockholder has indicated that he will not seek repayment prior to January 1,2006.

NOTE 4. STOCKHOLDERS' DEFICIENCY

During 2003, the Chief Executive Officer and majority stockholder converted $684,545 in loans into 4,563,649 shares of the Company's common stock. The shares were valued at their fair market value at the date of the agreement.

During 2003, the Company issued 1,275,000 shares to consultants for services performed. All share issuances were valued at their fair market value at the date of issuance.

During 2004, the Chief Executive Officer and majority stockholder converted $2,400,000 in loans into 3,934,426 shares of the Company's common stock. The shares were valued at their fair market value at the date of the agreement.

During 2004, the Company issued 2,550,000 shares to consultants for services performed. All share issuances were valued at their fair market value at the date of issuance.

                          Notes to Financial Statements
                                December 31, 2004

NOTE 5. INCOME TAXES

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

December 31,                                               2004           2003
--------------------------------------------------------------------------------
Tax at federal statutory rate                               (34%)          (34%)
Increase in valuation allowance                              34             34
--------------------------------------------------------------------------------
                                                            -0-%           -0-%
--------------------------------------------------------------------------------

The tax effects of temporary differences and net operating losses that give rise to significant portions of deferred tax assets and liabilities consists of the following:

Reconciling items:
  Net operating loss carryforward                                  $  2,000,000
  Valuation allowance                                                (2,000,000)
--------------------------------------------------------------------------------
Net deferred tax assets                                            $         -0-
--------------------------------------------------------------------------------

The Company currently has net operating loss carryforwards aggregating approximately $6,000,000, which expire through 2024. The deferred tax asset of approximately $2,000,000 related to these carryforwards has been fully reserved. The significant difference between the net operating loss and the accumulated deficit results from noncash stock compensation aggregating approximately $10,400,000. In addition, there may be limitations on the use of the net operating loss due to a change of control in 2001.


NOTE 6. COMMITMENT

The Company currently leases its primary office facilities pursuant to a month-to-month lease. Rent expense was $540,503 and $186,000 in 2004 and 2003, respectively.

During 2001, the lessor filed suit against the company (Case No.
Ca-CE002-004868(14)) (17th Judicial District, Broward County Florida). A motion for default judgment was filed seeking damages of $222,324. During August 2002, a final judgment was entered in favor of the plaintiff (the leasing company) for approximately $313,000.

                          Notes to Financial Statements
                                December 31, 2004

On May 2,2003, we settled the litigation for a payment of $30,000 plus legal fees of $20,000 and the action against us was dismissed. A gain on settlement of debt was recorded in 2003 in the amount of $263,000.

NOTE 7. CONCENTRATIONS

The Company derived approximately 48% of its revenues from one customer a non-affiliated company in 2004, and 51% in 2003 from the same customer.

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

No reports on the financial statements prepared by Stark Winter Schenkein & Co.,LLP since they were retained as registrant's primary accountant on December 31,1999, contained any adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles, except that the reports on the financial statements for the years ended December 31, 2000, 2001 and 2002 contained going concern qualifications. The decision to change accountants was approved by the Registrant's Board of Directors. The Registrant did not consult with GGK, its new independent accountants, regarding any matter prior to its engagement.

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


ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officer, evaluated our disclosure controls and procedures as of December 31, 2004. Based upon this evaluation our principal executive and financial officer concluded our disclosure controls and procedures are effective as of that date to ensure the information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Not Applicable

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

Our Bylaws provide that we shall have a minimum of one (1) Director on the Board of Directors at any one time. Vacancies are filled by a majority vote of the remaining Directors then in office. The names and ages of our Directors, Executive Officers, and key employees are as follows:

Name                Age     Position
Gerald E Sklar      66      Chairman, President, CEO
David Young         59      Vice President, Director
Anthony K. Miller   49      Director
Elaine Prober       86      Director/Honorary

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

Set forth below is a summary description of the business experience of each Director and Officer:

Mr. Gerald Sklar, has been our President, Chief Executive Office, and Chairman of the Board since June 2001. From July 1997 to July 8, 2002, Mr. Sklar was an Officer and Director of American Benefits Group, Inc., a gem resource firm located in Florida. From 1989 to 1997, Mr. Sklar was self-employed in the area of finance. In 1963, Mr. Sklar received a Bachelors of Arts Degree in Economics from the University of British Columbia located in Vancouver, British Columbia, Canada.

Mr. David M. Young, has been our Director and Vice-President since June 2001. From July 1989 to May 2001, Mr. Young was a customer relations representative at American Benefits Group, Inc. From 1989 to 1998, Mr. Young was self-employed in the area of marketing.

Mr. Anthony Miller, has been our Director since June 2001. From 1996 to present, Mr. Miller has been the President and a Director of US Crude of Redland, California. From March 2001 to November 2002, Mr. Miller was a Director of Southern States Power, an SEC reporting company that is publicly traded on the OTC Bulletin Board. In 1998, Mr. Miller received a Master of Arts Degree in Business Administration from Columbia State University located in Metairie, Louisiana. In 1979, Mr. Miller received a Bachelor of Arts Degree in Business Administration from Cal-State University located in Long Beach, California.

Ms. Elaine Prober, has been one of our Directors since June 2001. Ms. Prober has no prior employment history for the last five years.

Family Relationships

There are no family relationships among our Officers, Directors, or persons nominated for such positions.

Legal Proceedings

None of our Officers, Directors, or persons nominated for such positions or promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

No Committees of the Board of Directors

We do not currently have nominating and compensation committees of our Board of Directors, or committees performing similar functions. In 2003 our board instituted an auditing committee.

Meetings of the Board of Directors

We held irregular meetings of our Board of Directors during the fiscal year ended December 31, 2004.

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

On 2004 our Board of Directors adopted a code of Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functioins. We will provide a coppy of the code of ethics without charge to any person who sends a written request addressed to the secretary at Winmax Trading Group, Inc. A copy of the Code of Ethics has been filed as an exhibit to our report.

The company intends to disclose any waivers or amendments to it Code of Ethics in a report on Form 8-K Item 10 filing rather than from its website.


Item 10. Executive Compensation

The following table sets forth certain information concerning compensation paid to or accrued for the benefit of our Officers and Directors. During March 2002, we effected a one (1) for twenty (20) reverse stock split. All share and per share amounts below have been adjusted to give effect to this stock split.

                           Summary Compensation Table

                           Annual Compensation                                 Long-Term Compensation
                           -------------------                                 ----------------------
                                                                                                           Payouts
                                                                                 Awards                    -------
                                                               Other Annual    Restricted    Securities
Name and Principal          Year         Salary      Bonus     Compensation      Stock       Underlying      LTIP     All Other
Positions                                             (1)         (1)           Award(s)      Options     Payouts  Compensation

Gerald Sklar                2004           0           0           0                  0           0           0           0
                            2003           0           0           0                  0           0           0           0
                            2002           0           0           0            550,000           0           0           0

David Young                 2004           0           0           0                  0           0           0           0
Director,                   2003           0           0           0                  0           0           0           0
Vice President              2002           0           0           0          1,060,000           0           0           0

Elaine Prober               2004           0           0           0                  0           0           0           0
Director                    2003           0           0           0                  0           0           0           0
                            2002           0           0           0            530,000           0           0           0

Ralph Pistor                2004           0           0           0                  0           0           0           0
Former                      2003           0           0           0                  0           0           0           0
President                   2002           0           0           0                  0           0           0           0

(1) None of our Officers or Directors owned any unexercised options as of December 31,2004. No options or stock appreciation rights were exercised during such year or were outstanding at the end of the year.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

During March 2002, we effected a one (1) for twenty (20) reverse stock split. All share and per share amounts below have been adjusted to give effect to this stock split.

The following tables set forth the ownership as of May 7, 2005 by:

      o Each shareholder known by us to own beneficially more than five percent (5%) of our common stock;

      o     Each Executive Officer;

      o     Each Director or nominee to become a Director; and

      o     All Directors and Executive Officers as a group.


Security Ownership of Beneficial Owners:
                                                        Nature of
Title of Class   Name & Address                         Beneficial   Percent of
                 Of Beneficial Owner          Amount    Ownership      Class

Common           Gerald E. Sklar           12,469,572    Direct          55%
                 5920 Macleod Trail
                 Suite 800
                 Calgary, Alberta T2H 0K2

Common           David Young                1,085,000    Direct        4.79%
                 5920 Macleod Trail
                 Suite 800
                 Calgary, Alberta T2H 0K2

Common           Elaine Prober                535,000    Direct        2.36%
                 5920 Macleod Trail
                 Suite 800
                 Calgary, Alberta T2H 0K2

Beneficial ownership is determined in accordance with the rules of the SEC and includes voting and investment power. Under SEC rules, a person is deemed to be the beneficial owner of securities which may be acquired by such person upon the exercise of options and warrants or the conversion of convertible securities within 60 days from the date of which beneficial ownership is to be determined. Each beneficial owner's percentage ownership is determined by dividing the number of shares beneficial owned by that person by the same number of outstanding, increased to reflect the beneficially-owned shares underlying options, warrants or other convertible securities included in that person's holdings, but not those underlying shares held by any other person.
-------------------------------------------------------------------------------
Common          All directores and        14,089,572                     62.23%
                Executive officers
                as a group.


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


Item 12. Certain Relationship and Related Transactions

Loan payable - stockholder consists of working capital loans to the Company from the chief executive officer and majority stockholder. The loan does not bear interest and the stockholder has indicated that he will not seek repayment prior to January 1,2006

During 2003, the Chief Executive Officer and majority stockholder converted $684,545 in loans into 4,563,649 shares of the Company's common stock. The shares were valued at their fair market value at the date of the agreement.

During 2004, the Chief Executive Officer and majority stockholder converted $2,400,000 in loans into 3,934,426 shares of the Company's common stock. The shares were valued at their fair market value at the date of the agreement.

Item 13. Exhibits and Reports
A.  Exhibits

Exhibit No.  Description
----------   --------
3.1.1        Articles of Incorporation of Winmax Trading Group, Inc., dated
                September 26, 1996*
3.1.2        Amendment to the Articles of Incorporation of Winmax Trading Group,
                Inc. dated January 27, 1997*
3.1.3        Amendment to the Articles of Incorporation of Winmax Trading Group,
                Inc. dated October 6, 1999*
3.1(i)       Amendment to the Articles of Incorporation of Winmax Trading Group,
                Inc. dated October 18, 2002**
3.2          Bylaws of Winmax Trading Group, Inc., and Amendment*
10.1         Limited Partnership Agreement Between Winmax Trading Group, Inc. as
                General Partner and the Limited Partners in the Winmax Alpha Fund Limited Partnership*
10.2         Assignment Agreement with Stone and Woods Corporation s.a.r.l.*
10.3         Share Purchase Agreement from Global Gemstone & Jewelry Inc.*
10.4         Agreement with Thomas Meeks*
14           Code of Ethics
16.1         Letter on change of Auditors ***
* Denotes previously filed exhibits.
** Filed as an exhibit to Form 8-K on October 28, 2002.
*** Filed as an exhibit to Form 8-K on June 14, 2004


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

      The aggregate fees billed by our independent auditors, Goldstein Golub Kessler LLP for each of our last two fiscal years are as follows:

                                                            2004         2003
                                                         ----------   ----------

Audit Fees . . . . . . . . . . . . . . .                 $30,000.00   $20,950.00

Audit-Related Fees . . . . . . . .  .  .                 $     0.00   $     0.00

Tax Fees . . . . . . . . . . . . . . . .                 $     0.00   $     0.00

All Other Fees . . . . . . . . . . . . .                 $38,361.91   $16,000.00

      The fees labeled as All Other Fees above constitute interim reviewed financial statements. Prior to the engagement of Goldstein Golub Kessler LLP, our Board of Directors considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our Board of Directors recommended Goldstein Golub Kessler LLP be engaged to audit our consolidated financial statements for our fiscal year ending December 31, 2004.

SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.

Date:    May 7, 2005

By:      /s/ Gerald E. Sklar               /s/ Robert S. Kergan

         Gerald E. Sklar, President,       Robert S. Kergan, Chief Financial
         Chief Executive Officer,          Officer, and Principal Accounting
                                           Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Date:    May 7, 2005
By:      /s/ Gerald E. Sklar
         -------------------------------------
         Gerald E. Sklar, President,
         Chief Executive Officer,


Date:    May 7, 2005
By:      /s/ David Young
         -------------------------------------
         David Young, Vice President, Director


Date:    May 7, 2005
By:      /s/ Anthony Miller
         -------------------------------------
         Anthony Miller, Director


Date:    May 7, 2005
         -------------------------------------
By:      /s/Elaine Prober
         Elaine Prober, Director