Form 10QSB
period 2005-03-31
WINMAX TRADING GROUP INC
filed 2005-05-20
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED March 31, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
Yes |X|  No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS
  As of May 20, 2005, we had 22,641,162 shares of our common stock outstanding.

   Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                        Winmax Trading Group, Inc. and Subsidiaries
                               Consolidated Balance Sheet
                                   March 31, 2005
                                   (Unaudited)

           Assets
           Current assets
            Accounts Receivable                                        $      1,144
            Inventory                                                       112,271
            Prepaid expenses and other assets                                 8,472
                                                                       ------------
                 Total current assets                                       121,887
                                                                       ------------

           Property and equipment, net                                      216,300
                                                                       ------------
                 Total Assets                                          $    338,187
                                                                       ============
           Liabilities and Stockholders' Deficiency

           Current liabilities
             Accounts payable & accrued expenses                       $    538,212

           Loan Payable - stockholder                                     1,397,176
                                                                       ------------
                 Total Liabilities                                        1,935,388
                                                                       ------------
           Stockholders' Deficiency
             Common stock;
             Authorized, no par value; 750,000,000 shares
             Issued and outstanding 22,641,162 shares                  $     22,741
             Additional paid-in capital                                  15,224,210
             Accumulated other comprehensive loss                          (346,934)
             Accumulated deficit                                        (16,497,218)
                                                                       ------------
                      Stockholders' deficiency                           (1,597,201)
                                                                       ------------
           Total Liabilities & Stockholders' Deficiency                $    338,187
                                                                       ============

      See the accompanying notes to the consolidated financial statements

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)

                                                                           2005                   2004
                                                                       ------------           ------------
Revenue:
  Sales - Retail                                                       $     31,561           $     36,794
  Sales - Websites                                                     $     28,250           $          0
                                                                       ------------           ------------
Gross Profit                                                                 59,811                 36,794
                                                                       ------------           ------------
Operating Costs and Expenses:
  Cost of sales                                                               9,820                  4,251
  General and administrative                                                541,276                514,176
                                                                       ------------           ------------
Total operating expenses                                                    541,276                514,176
                                                                       ------------           ------------

Net loss                                                                   (491,285)              (481,633)

Other comprehensive income (loss) :
Foreign currency translation adjustment                                      35,722                 53,719
                                                                       ------------           ------------
Comprehensive loss                                                     $   (455,563)          $   (427,914)
                                                                       ============           ============
Weighted-average number of common shares
outstanding - basic and diluted                                          22,641,162             16,156,736
                                                                       ============           ============
Net loss per common share -basic & diluted                             $       (.02)          $       (.03)
                                                                       ============           ============

      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                   Three Months Ended March 31, 2005 and 2004
                                   (Unaudited)


                                                                            2005                   2004
                                                                       ------------           ------------
Cash flows from operating activities:
  Net cash provided by operating activities                            $   (366,916)          $   (442,466)
                                                                       ------------           ------------
Cash flows from investing activities:
  Net cash (used in) investing activities                                         0                (66,023)
                                                                       ------------           ------------
Cash flows from financing activities:
  Net cash provided by financing activities                                 362,325                532,185
                                                                       ------------           ------------

Effect of exchange rate changes on cash                                       4,591                      0
                                                                       ------------           ------------

Net increase in cash and cash equivalents                                         0                 23,696

Cash at beginning of period                                                       0                  4,820
                                                                       ------------           ------------
Cash at end of period                                                  $          0           $     28,516
                                                                       ============           ============

      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005
                                   (UNAUDITED)


(1)         Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's option, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2004 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

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

(3)         Related Party Transactions

During the period ended March 31, 2005 a stockholder of the Company provided working capital aggregating approximately $333,000 by direct cash advances to the Company. These advances are recorded as Loan Payable - Stockholder.


Item 2.     Management's Discussion and Analysis.

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending March 31, 2005 and notes thereto. This quarterly report on Form 10-QSB for the period ending March 31, 2005 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as

"we", "our", "us", "the company" or "Winmax". The words or phrases "would be", "may allow", "intends to", "may likely", "are expected to", "may continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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


Overview of Operations

This discussion relates to Winmax Trading Group (Winmax), Inc. and its divisions; Winmax Media, WinmaxIS, theGemstore and theGemstore.com. The Management Discussion and Analysis (MD&A), for the three months ended March 31, 2005, should be read in conjunction with our financial statements and with our 2004 10K-SB filed May 19, 2005.

For the three months period ended March 31, 2005, Winmax's management continued their efforts to expand Winmax Media's, WinmaxIS's, theGemstore Inc.'s and theGemstore.com's operations. We have been successful in utilizing the talents in each of our divisions to build the technical infrastructure needed to support our planned growth. Winmax Media and WinmaxIS have been instrumental in building Winmax Trading Group, Inc.'s accounting system, computer network, theGemstore's Point of Sale system and the building and maintaining of our e-commerce site, www.thegemstore.com. In the quarter ending March 31, 2005, we concluded the assessment of our various RMU's viability in selling gemstone, jewelry, minerals and accessories. Management opted to close locations and assess the data received. As of March 31, 2005 there is one inline RMU in operations.

Management is enthusiastic about our retail operation's potential gross profit margins and continues to support the retailing of gemstone, jewelry, minerals and accessories. Management believes, after assessing the test retail merchant units, Winmax can achieve a profitable growth strategy opening RMU's in strategic locations. The future focus for kiosk style RMU's will shift to selling minerals and accessories, whereas our inline style RMU's will continue to focus on selling our gemstones and Jewelry.

Risks and Uncertainties

For the three months ended March 31, 2005 we incurred a net loss of $491,285 compared to a net loss of $481,633 for the same period in 2004. We expect to continue to generate losses until our revenues increase. Our revenue and total operating expenses for the three months ended March 31, 2005 were $59,811 and $541,276 respectively, compared to revenue of $36,794 and operating expenses of $514,176 for the same period in 2004.

Year to year comparisons may not be indicative of future performance due to the change in revenue sources and sporadic sales from our Media and IT divisions.

As of March 31, 2005, we had zero cash, which is insufficient to meet our operational goals and overall business plan. We have required, and continue to require, substantial capital to fund our business operations.

We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing either on satisfactory terms or at all. We expect to pursue additional financing through debt or equity financing. If additional funds are raised or acquisitions made through the issuance of our equity securities there will be dilution to our existing shareholders. We may also incur debt or assume substantial indebtedness. If we are unable to obtain financing, such inability could have a material adverse effect on our business, financial condition and results of operations.


There is no assurance we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. We may never earn a profit. If we continue to lose money over a protracted period of time we may no longer be able to operate as a going concern.

Material Changes in Results of Operations for the quarter ended March 31, 2005 compared to March 31, 2004.

Revenues

Revenues for the three months ended March 31, 2005 increased to $59,811 from $36,784 for the same period in 2004. Fifty-three percent (53%) of our revenue was derived by theGemstore, Forty-seven percent (47%) was derived from our media division. WinmaxIS and Winmax Media continue to support theGemstore's e-commerce and media needs.

Cost of Sales

Cost of sales increased to $9,820 for the quarter ended March 31, 2005 from $4,251 for the same period in 2004. The increase in cost of sales is due to increased revenue from our retail operations. Our gross profit margin decreased slightly to 84% from 88% in the same period for the previous year. The decrease in gross profit margin reflects the increase in the cost of silver. Management believes there is enough flexibility in our pricing and profit margins to weather any adverse changes in commodity prices.

General and Administrative Expenses

Total operating expenses increased to $541,276 for the three months ended March 31, 2005 from $514,176 for the same period in 2004. This increase in operational expenses is directly attributed to the number of theGemstore test retail merchant units.

Net Loss

Net loss was $491,285 for the three months ended March 31, 2005 compared to a net operating loss of $481,633 for the same period in 2004. The increase in net loss is due to closure of several test retail merchant units and increase in revenue.


Material Changes in Financial Condition as of March 31, 2005

Consolidated Balance Sheet as of March 31, 2005 compared to December 31, 2004. Current assets increased to $121,887 as of March 31, 2005, compared to $115,814 as of December 31, 2004. This increase arose as a direct result of management desire to increase inventory.

Liabilities

Our current liabilities increased to $538,217 as of March 31, 2005 from $427,120 at December 31, 2004. The increase in current liabilities was attributable to an increase in accounts payables.

Our total liabilities increased to $1,935,388 for the quarter ending March 31, 2005 from $1,491,363 as of December 31, 2004.

Liquidity and Capital Resources as of March 31, 2005

Net cash provided by all activities (operational, investing and financing cashflow) for the three months ending March 31, 2005 was nil compared to $23,696 in all activities for the same period in 2004. Cash flow from operations decreased to ($362,325) in the first three months of 2005 from ($442,466) in the first three months of 2004.

We have experienced significant losses from our operations. For the three months ended March 31, 2005, we incurred a comprehensive net loss of $455,563 and we have a accumulated deficit of $16,497,218. Our ability to continue operations is contingent upon our ability to expand our Winmax Media and WinamxIS revenues, increase sales from our retail divisions and to secure financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing and/or expand our operations may result in our not being able to continue business.

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

WINMAX TRADING GROUP, INC.

Date: May 16, 2005

By:   /s/ Gerald E. Sklar             /s/ Robert S. Kergan
      ---------------------------     ------------------------------------------
      Gerald E. Sklar, President,     Robert S. Kergan, Chief Financial Officer,
      Chief Executive Officer,        and Principal Accounting Officer