Form 10QSB
period 2005-06-30
WINMAX TRADING GROUP INC
filed 2005-08-15
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2005

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

                  FLORIDA                                 65-0702554
        State or other jurisdiction                    I.R.S. Employer
            of incorporation or                       Identification No.
               organization



                          5920 MacLeod Trail, Suite 800
                         Calgary, Alberta Canada T2H 0K2
                    ----------------------------------------
                    Address of principal executive (offices)



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

                      APPLICABLE ONLY TO CORPORATE ISSUERS
As of August 11, 2005, we had 27,704,162 shares of our common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Winmax Trading Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

Assets

Current assets
  Cash                                                             $        652
  Accounts Receivable                                                     9,990
  Employee Receivable                                                     1,542
  Inventory                                                              73,227
  Prepaid expenses and other assets                                       7,050
                                                                   ------------
      Total current assets                                               92,461
                                                                   ------------

 Property and equipment, net                                            163,490
                                                                   ------------
      Total Assets                                                 $    255,951
                                                                   ============
 Liabilities and Stockholders' Deficiency

 Current liabilities
   Accounts payable & accrued expenses                             $    646,435

 Loan Payable - stockholder                                           1,598,777
                                                                   ------------
      Total Liabilities                                               2,245,212
                                                                   ------------

 Stockholders' Deficiency
   Common stock, $.001 par value authorized
   750,000,000 shares
   Issued and outstanding 23,841,162 shares                        $     23,841
   Additional paid-in capital                                        15,713,010
   Accumulated other comprehensive loss                                (284,620)
   Accumulated deficit                                              (17,441,492)
                                                                   ------------
       Stockholders' deficiency                                      (1,989,261)
                                                                   ------------
 Total Liabilities & Stockholders' Deficiency                      $    255,951
                                                                   ============

      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Operations
                Three and Six Months Ended June 30, 2005 and 2004


                                                   Three Months                     Six Months
                                               2005            2004            2005            2004
                                           ------------    ------------    ------------    ------------
Revenue:
 Sales - Retail                            $     25,325    $     45,318    $     56,886    $     82,112
 Sales - Web                                    102,485         165,585         130,735         165,585
 Cost of sales - Retail                          (2,311)         (9,580)        (12,131)        (13,831)
                                           ------------    ------------    ------------    ------------
 Gross Profit                                   125,499         201,323         175,490         233,866
                                           ------------    ------------    ------------    ------------
Operating Costs and Expenses

 Non Cash Compensation                          490,000                         490,000
 General and administrative                     579,773       1,532,258       1,121,049       2,044,434
                                           ------------    ------------    ------------    ------------
Total Operating Costs and Expenses            1,069,773       1,532,258       1,611,049       2,044,434
                                           ------------    ------------    ------------    ------------

Loss from operations                           (944,274)     (1,330,935)     (1,435,559)     (1,812,568)

                                           ------------    ------------    ------------    ------------
Net Loss                                       (944,274)     (1,330,935)     (1,435,559)     (1,812,568)

Foreign currency translation adjustment          62,314         (12,410)         98,036         (41,309)
                                           ------------    ------------    ------------    ------------
Comprehensive loss                         $   (881,960)   $ (1,343,345)   $ (1,337,523)   $ (1,771,259)
                                           ============    ============    ============    ============
Weighted-average number of common shares
outstanding - basic                          22,760,832      18,455,088      22,656,079      17,305,912
                                           ============    ============    ============    ============
Net loss per common share -basic           $      (0.04)   $      (0.07)   $      (0.06)   $      (0.10)
                                           ============    ============    ============    ============

See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)


                                                        2005            2004
                                                    -----------     -----------
Cash flows from operating activities:
   Net cash provided by operating activities        $  (574,881)    $(1,350,474)
                                                    -----------     -----------
Cash flows from investing activities:
   Net cash (used in) investing activities               37,775        (138,602)
                                                    -----------     -----------
Cash flows from financing activities:
  Net cash provided by financing activities             535,000       1,464,519
                                                    -----------     -----------

Effect of exchange rate changes on cash                   2,758          41,309
                                                    -----------     -----------

Net increase in cash and cash equivalents                   652          16,752

Cash at beginning of period                                               4,820
                                                    -----------     -----------
Cash at end of period                               $       652     $    21,572
                                                    ===========     ===========


      See the accompanying notes to the consolidated financial statements.

                          WINMAX TRADING GROUP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2005
                                   (UNAUDITED)


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

(3)   Related Party Transactions

During the six month period ended June 30, 2005 a stockholder of the Company provided working capital aggregating approximately $535,000 by direct cash advances to the Company. These advances are recorded as Loan Payable - Stockholder.

(4)   Stockholder's Equity

On June 14, 2005, 100,000 shares were issued for consulting service to a consultant and 100,000 share purchase warrant exerciseable @1.50 per share for each warrant shown. On June 29, 2005 100,000 shares were issued for service to a consultant. Also on June 29, 2005 1,000,000 shares were issued to a vice president and director of the company persuant to an agreement reached between the co-directors and the V/P for his services to the company. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as restricted 144 shares under section 4(2) of the Securities and Exchange act of 1933 and 1934. Shares were valued at $.50 which was market value on June 14,2005 and shares were valued at $.40 which was market value on June 29, 2005 for a total value of $490,000 with $1,200 being allocated to common stock and the balance of $488,800 being allocated to additional paid in capital.

(5)   Subsequent Events - Stockholder's Equity

On July 7, 2005 the company approved and registered 2005 non-qualified stock and option plan maximum offering price to be $.40 per share with a maximum of 3,500,000 shares to be issued under an award plan and 3,000,000 under the option plan for a total of 6,500,000 shares. On July 8th, 2005 the company issued 1,363,000 additional shares under the stock award program to consultant to the company receiving 1,358,000 shares and 5,000 shares being received by an employee. These shares are fully paid and non-assessable and fully tradeable when issued.

Also on July 8th, 2005 the company issued 2,500,000 shares of the company persuant to a three year contract for consulting services. These shares are fully paid and non-assessable, and are issued as restricted 144 shares under section 4 2) of the Securities and Exchange Act of 1933 and 1934.

Item 2. Management's Discussion and Analysis.

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending June 30, 2005 and notes thereto. This quarterly report on Form 10-QSB for the period ending June 30, 2005 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we", "our", "us.", "the company" or "Winmax". The words or phrases "would be", "may allow," "intends to", "may likely", "are expected to", "may continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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

Overview of Operations

This discussion relates to Winmax Trading Group (Winmax), Inc. and its divisions "Winmax Media, WinmaxIS, theGemstore and theGemstore.com". The Management Discussion and Analysis (MD&A), for the six month ended June 30, 2005, should be read in conjunction with our financial statements and with our 2004 10K-SB filed May 19, 2005.

For the six month period ended June 30, 2005, Winmax's management continued their efforts to expand Winmax Media's, WinmaxIS's, theGemstore Inc.'s and theGemstore.com's operations. We have been successful in utilizing the talents in each of our divisions to build the technical infrastructure needed to support our planned growth. Winmax Media and WinmaxIS have been instrumental in building Winmax Trading Group, Inc.'s accounting system, computer network, theGemstore's Point of Sale system and the building and maintaining of our e-commerce site.

theGemstore and theGemstore.com continues to expand our platform for marketing gemstone, gemstone jewelry and accessories.

Subsequent Events

During the six month period ended June 30, 2005, to date, Winmax re-grouped its market testing strategies by closing all of its kiosk RMU's leaving the company with 1 inline RMU store. New locations with greater potential are now being considered by management.

Risks and Uncertainties

For the six months ended June 30, 2005 we incurred a net loss of $1,435,559 compared to a net loss of $1,812,568 for the same period in 2004. We expect to continue to generate losses until our revenues increase. Our revenue and total operating expenses for the six months ended June 30, 2005 was $187,621 and $1,611,049 respectively, compared to revenue of $247,697 and total operating expenses of $2,044,434 for the same period in 2004.

Year to year comparisons may not be indicative of future performance due to the change in revenue sources and sporadic sales from our Media and IT divisions.

As of June 30, 2005, we had $652 in cash, which is insufficient to meet our operational goals and business plan. We have required, and continue to require, substantial capital to fund our business operations.

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


Revenues

Revenues for the 6 months ended June 30, 2005 decreased to $187,621 from $247,697 for the same period in 2004. Revenues for the 3 months period ended March 31, 2005 decreased to $127,810 from $210,903 for the same period in 2004.

Cost of Sales

Cost of sales decreased to $12,131 for the six months ended June 30, 2005 from $13,831 for the same period in 2004. The cost of sales decreased to $2,311 for the 3 months period ended March 31, 2005 from $9,580 for the same period in 2004. The decrease in cost of sales is attributed to the decrease in revenue.

Total Operating Expenses

Total operating expenses decreased to $1,611,049 for the six months ended June 30, 2005 from $2,044,434 for the same period in 2004. The decrease is attributed to the Company ceasing operations from its Kiosk locations. Total operating expenses decreased to $1,069,773 for the 3 months period ended March 31, 2005 from $1,532,258 for the same period in 2004 for the reason as noted above.

Net Operating Loss

Net operating loss was $1,435,559 for the six months ended June 30, 2005 compared to a net operating loss of $1,812,568 for the same period in 2004. The decrease in net operating loss is attributed to the Company ceasing its test phase operations in Kiosk retail.

Material Changes in Financial Condition

Consolidated Balance Sheet

Current assets declined to $92,461 as of June 30, 2005, compared to $349,625 as of Dec 31, 2004. The decrease in current assets is attributable to the Company electing to close its Kiosk locations at the conclusion of the market viability phase of operations. This cessation of operations allowed the Company to consolidate retail inventory at its store location resulting in it not having to purchase further inventory for the period. In addition, the Company divested itself of it's Kiosk assets such as display stands and alike.

Property and Equipment, Net

Property and equipment declined to $163,490 as of June 30, 2005 as compared to $233,811 on Dec 31, 2004. The decrease in property and equipment was primarily a result of abandonment of assets due to the closed Gemstore RMU locations.


Liabilities

Our accounts payable and accrued expenses increased to $646,635 on June 30, 2005 compared to $427,120 for Dec 31, 2004. The increase in payables and accrued expenses is related to the increase in operating costs.

Loan Payable to stockholders was $1,598,777 for June 30, 2005, an increase from $1,064,423 on Dec 31, 2004. Winmax's operations are primarily being funded by loans from our major shareholder and CEO. The increase in loan payable to stock holder is related to the increase in operational costs.


Liquidity and Capital Resources as of June 30, 2005

Net cash provided by all activities (operational, investing and financing cashflow) for the six months ending June 30, 2005 was $652 compared to $16,752 in all activities for the same period in 2004. Cash flow from operations decreased to ($574,881) in the first six months of 2005 from $(1,350,474) in the first six months of 2004.

We have experienced significant losses from our operations. For the six months ended June 30, 2005, we incurred a comprehensive net loss of $881,960 and we have a accumulated deficit of ($17,441,492). Our ability to continue operations is contingent upon our ability to expand our Winmax Media and WinamxIS revenues, increase sale from our retail divisions and to secure financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing and/or expand our operations may result in our not being able to continue business.


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

WINMAX TRADING GROUP, INC.

Date:    Aug 12, 2005

By:    /s/ Gerald E. Sklar                      /s/ Robert S. Kergan
     ------------------------------           ------------------------------
      Gerald E. Sklar, President,              Robert S. Kergan, Chief Financial
      Chief Executive Officer,                 Officer, and Principal Accounting
                                               Officer