Form 10QSB
period 2005-09-30
WINMAX TRADING GROUP INC
filed 2005-11-16
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED September 30, 2005

                         Commission file number: 0-29751

                           WINMAX TRADING GROUP, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

             FLORIDA                                             65-0702554
   State or other jurisdiction                                 I.R.S. Employer
of incorporation or organization                              Identification No.

                           48 Wall Street, 11th Floor
                             New York, NY USA 10005
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (877) 693-3130
                                 --------------
                (Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days. Yes [ X ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                As of October 13, 2005, we had 28,399,162 shares
                        of our common stock outstanding.

    Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements

                   Winmax Trading Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

      Assets

      Current assets
       Accounts Receivable                                         $      1,542
       Inventory                                                         69,663
       Prepaid expenses                                                   7,050
                                                                   ------------
            Total current assets                                         78,255
                                                                   ------------

      Property and equipment, net                                       149,689
                                                                   ------------
            Total Assets                                           $    227,944
                                                                   ============
      Liabilities and Stockholders' Deficiency

      Current liabilities
        Accounts payable & accrued expenses                        $    685,386

      Loan Payable - stockholder                                      1,757,795
                                                                   ------------
            Total Liabilities                                         2,443,182
                                                                   ------------
      Stockholders' Deficiency
        Common stock, $.001 par value authorized
        750,000,000 shares
        Issued and outstanding 28,399,162 shares                   $     28,399
        Additional paid-in capital                                   19,989,621
        Accumulated other comprehensive loss                           (474,160)
        Accumulated deficit                                         (21,759,098)
                                                                   ------------
                 Stockholders' deficiency                            (2,215,238)
                                                                   ------------
      Total Liabilities & Stockholders' Deficiency                 $    227,944
                                                                   ============

      See the accompanying notes to the consolidated financial statements.

                  Winmax Trading Group, Inc. and Subsidiaries
                     Consolidated Statements of Operations
            Three and Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)

                                                       Three Months                     Nine Months
                                                  2005             2004             2005             2004
                                              ------------     ------------     ------------     ------------
Revenue:
   Sales - Retail                             $     30,135           39,336     $     87,021          121,448
   Sales - Web                                           0            5,999          130,735          171,584
   Cost of sales - Retail                           (3,718)         (11,300)         (15,849)         (25,131)
                                              ------------     ------------     ------------     ------------
        Gross Profit                                26,417           34,035          201,907          267,901
                                              ------------     ------------     ------------     ------------

Operating Costs and Expenses                     4,344,023        1,016,729        5,955,072        3,061,163

                                              ------------     ------------     ------------     ------------
Net Loss                                        (4,317,606)        (982,694)      (5,753,165)      (2,793,262)
                                              ------------     ------------     ------------     ------------

Foreign currency translation adjustment           (189,540)        (131,539)         (91,504)         (90,230)
                                              ------------     ------------     ------------     ------------
Comprehensive loss                            $ (4,507,146)      (1,114,233)    $ (5,844,669)      (2,883,492)
                                              ============     ============     ============     ============
Weighted-average number of common shares
outstanding - basic and diluted                 27,536,325       18,645,867       24,305,100       17,761,682
                                              ============     ============     ============     ============
Net loss per common share -basic & diluted    $      (0.16)           (0.05)    $      (0.24)           (0.16)
                                              ============     ============     ============     ============

      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                  Nine Months Ended September 30, 2005 and 2004
                                   (Unaudited)

                                                       2005            2004
                                                    -----------     -----------
Cash flows from operating activities:
   Net cash provided by operating activities        $  (895,496)    $(1,782,113)
                                                    -----------     -----------
Cash flows from investing activities:
   Net cash (used in) investing activities               (1,078)       (224,206)
                                                    -----------     -----------
Cash flows from financing activities:
  Net cash provided by financing activities             906,218       2,115,529
                                                    -----------     -----------

Effect of exchange rate changes on cash                  (9,644)        (90,230)
                                                    -----------     -----------

Net increase in cash and cash equivalents                     0          18,980

Cash at beginning of period                                   0           4,820
                                                    -----------     -----------
Cash at end of period                               $         0     $    23,800
                                                    ===========     ===========

      See the accompanying notes to the consolidated financial statements.

                           WINMAX TRADING GROUP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2005
                                   (UNAUDITED)

(1)   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America
(GAAP) for interim financial information and Item 310(b) of Regulation SB. They do not include all of the information and footnotes for complete financial statements as required by GAAP. In management's opinion, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the Company's financial statements as of December 31, 2004 and for the two years then ended, including notes thereto included in the Company's annual report on Form 10-KSB.

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

(3)   Related Party Transactions

During the nine months ended September 30, 2005 the majority stockholder of the Company, who is its Chief Executive Officer, provided working capital aggregating approximately $950,303, by direct cash advances to the Company. During the quarter, the stockholder forgave $256,750 of the advances which the Company has recorded as an addition to Additional Paid-In Capital during the year. These advances are recorded as Loan Payable - Stockholder.

(4)   Stockholder's Equity

On July 8,2005, 1,363,000 shares were issued for consulting service to a number consultants. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as freely tradable shares pursuant to the Stock Option and/or Stock Award plan filed under Form S-8 under the Securities Act of 1933, with the Securities and Exchange Commission. Shares were valued at $0.663 which was the agreement price, for a total value of $903,669 with $1363 being allocated to common stock and the balance of $902,306 being allocated to additional paid-in capital.

On July 11,2005, 2,500,000 shares were issued for consulting service to a number of consultants. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as restricted 144 shares under Section 4(2) of the Securities Act of 1933. Shares were valued at $1.06 which was market value on July 11, 2005 for a total value of $2,650,000 with $2,500 being allocated to common stock and the balance of $2,647,500 being allocated to additional paid-in capital.

On August 15,2005, 125,000 shares were issued for consulting service to a one consultant. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as freely tradable shares pursuant to the Stock Option and/or Stock Award plan filed under Form S-8 under the Securities Act of 1933, with the Securities and Exchange Commission. Shares were valued at $0.75 which was the agreement price, for a total value of $93,750 with $125 being allocated to common stock and the balance of $93,625 being allocated to additional paid-in capital.

On August 30,2005, 50,000 shares were issued for consulting service to two consultants. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as freely tradable shares pursuant to the Stock Option and/or Stock Award plan filed under Form S-8 under the Securities Act of 1933, with the Securities and Exchange Commission. Shares were valued at $0.63 which was the agreement price, for a total value of $31,500 with $50 being allocated to common stock and the balance of $31,450 being allocated to additional paid-in capital.

On Sept 6,2005, 445,000 shares were issued for consulting service to a number consultants and employees. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as freely tradable shares pursuant to the Stock Option and/or Stock Award plan filed under Form S-8 under Securities Act of 1933, with the Securities and Exchange Commission. Shares were valued at $0.65 which was the agreement price, for a total value of $289,250 with $445 being allocated to common stock and the balance of $288,805 being allocated to additional paid-in capital.

On Sept 19,2005, 75,000 shares were issued for consulting service to two consultants. The shares constitute validly issued shares of Winmax Trading Group, Inc. and are issued as restricted 144 shares under Section 4(2) of the Securities Act of 1933. Shares were valued at $0.75 which was market value on Sept 19, 2005 for a total value of $56,250 with $75 being allocated to common stock and the balance of $56,175 being allocated to additional paid-in capital.

Item 2. Management's Discussion and Analysis.

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the period ending September 30, 2005 and notes thereto. This quarterly report on Form 10-QSB for the period ending September 30, 2005 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we", "our", "us.", "the company" or "Winmax". The words or phrases "would be", "may allow," "intends to", "may likely", "are expected to", "may continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business; (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and
(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day to day operations.

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

Overview of Operations

This overview relates to Winmax Trading Group, Inc. (Winmax) and its divisions "Winmax Media", "WinmaxIS", "theGemstore", and "theGemstore.com". The Management Discussion and Analysis (MD&A), for the nine months ended September 30, 2005, should be read in conjunction with our financial statements included in our 2004 Form 10K-SB filed May 19, 2005.

For the nine month period ended September 30, 2005, Winmax's management continued their efforts to expand its investments in Winmax Media's, WinmaxIS', theGemstore Inc.'s and theGemstore.com's operations.

Winmax's management is dedicated to expanding its divisions and is in the process of reorganizing current operations.

The primary focus of the reorganization is that management is now of the view that the time has arrived for each subsidiary to be run autonomously. Winmax Trading Group, Inc's management will act as the stakeholder and supply support services for each division. In addition, management will work to identify new investments and thereafter develop a strategy for the integration of the new investment into Winmax's overall business plan either as an autonomous subsidiary or a simple autonomous investment. In furtherance of its reorganization management is in the process of finding and/or training new management for each of its divisions. Management expects this process will require an indefinite period of time to conclude and will be dependant on its ability to adequately finance each division with working capital. To date, no financings have been obtained for these divisions.

OPERATING DIVISIONS.

TheGemstore and theGemstore.com

TheGemstore ended the quarter with its one inline store located in New York, NY introducing new product lines including gold and diamond jewelry and a new line from France by Sabine Ferrero. TheGemstore is currently the only North American distributor of Sabine Ferrero's jewelry which is based on the artist, Marc Ferrero. The diamond and gold jewelry as well as the new Ferrero line are expected to be available on thegemstore.com for the Christmas season.

Winmax Media

Winmax Media has hosted and steamed online two conference during the last quarter. These endeavors were undertaken by Winmax Media's subdivision Bnettv. The two conferences originated in North Carolina, Delaware and Maryland.

Management believes that the market for real time video streaming is expanding as companies realize the value of having a world wide audience for their conferences. Winmax Media is in the forefront of this technology and expects to capitalize on the market's growth.

WinmaxIS

WinmaxIS continues to supply IT services for Winmax Trading Group, Inc., its affiliated divisions and clients. To accommodate its expanded services WinmaxIS has upgraded its system to include 2.5 terabytes of storage.

Risks and Uncertainties

For the nine months ended September 30, 2005 we incurred a net loss of $5,753,165 compared to a net loss of $2,793,262 for the same period in 2004. We expect to continue to generate losses until our revenues increase. Our revenue and total operating expenses for the nine months ended September 30, 2005 were $217,756 and $5,955,072 respectively, compared to revenue of $293,032 and total operating expenses of $3,061,163 for the same period in 2004.

Year to year comparisons may not be indicative of future performance due to the change in revenue sources and sporadic sales from our Media and IT divisions.

As of September 30, 2005, the Company had no cash to meet its operational goals and business plan. Management will continue to fund its business operations and capital expansion.

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

Revenues

Revenues for the nine months ended September 30, 2005 decreased to $217,756 from $293,032 for the same period in 2004. Our revenue, as of September 30, 2005, was derived from $130,735 in sales by Winmax Media and $87,021 from sales by theGemstore.

Total Operating Expenses

Total operating expenses increased to $5,955,072 for the nine months ended September 30, 2005 from $3,061,163 for the same period in 2004. This increase in operational expenses is directly attributed to building the necessary infrastructure to grow theGemstore and theGemstore.com in an orderly fashion. This includes the cost of increasing and training staff, both senior and part-time.

Net Operating Loss

Net operating loss was $5,753,165 for the nine months ended September 30, 2005 compared to a net operating loss of $2,793,262 for the same period in 2004. The increase in operating expenses is responsible for the increase in net loss from 2004.

Material Changes in Financial Condition

Consolidated Balance Sheet

Current assets declined to $78,255 as of September 30, 2005, compared to $349,625 as of December 31, 2004. The decrease in our current assets is attributable to an decrease in cash and theGemstore's and theGemstore.com's inventory and prepaid expenses.

Property and Equipment, Net

Property and equipment declined to $149,689 as of September 30, 2005 as compared to $233,811 on December 31, 2004. The decrease in property and equipment was a result of reduction in theGemstore Retail Merchandising Unit locations.

Liabilities

Our accounts payable and accrued expenses increased to $685,386 on September 30, 2005 compared to $427,120 at December 31, 2004. The increase in payables and accrued expenses is related to the increase in operating expenses.

Loan Payable to stockholders was $1,757,796 for September 30, 2005, an increase from $1,064,243 on December 31, 2004. Winmax's operations are primarily being funded by loans from our major shareholders and CEO. The increase in loan payable to stockholder is due to the increase in operational costs.

Liquidity and Capital Resources as of September 30, 2005

Net cash provided by all activities (operational, investing and financing cashflow) for the nine months ending September 30, 2005 was Nil compared to $18,980 in all activities for the same period in 2004. Cash flow from operations increased to ($895,496) in the first nine months of 2005 from ($1,782,113) in the first nine months of 2004.

We have experienced significant losses from our operations. For the nine months ended September 30, 2005, we incurred a comprehensive net loss of $5,844,669 and we have a accumulated deficit of $21,759,098. Our ability to continue operations is contingent upon our ability to expand our Winmax Media and WinamxIS revenues, increase sale from our retail divisions and to secure financing. Although we are pursuing financing to expand our operations, there are no assurances that we will be successful in obtaining such financing. Our failure to secure financing and/or expand our operations may result in our not being able to continue in business.

Item 3. Controls and Procedures

Our management, with the participation of our principal executive and financial officer, evaluated our disclosure controls and procedures as of the end of the period covered by this quarterly report. Based upon this evaluation, the Chief Executive Officer/Chief Financial Officer/Principal Accounting Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file, or submit under the Securities Exchange of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Date: November 14, 2005

By:   /s/ Gerald E. Sklar                      /s/ Robert S. Kergan

      Gerald E. Sklar, President,              Robert S. Kergan,
      Chief Executive Officer,                 Chief Financial Officer, and
                                               Principal Accounting Officer