Form 10KSB
period 2005-12-31
WINMAX TRADING GROUP INC
filed 2006-06-23
CIK 1035517

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

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

                 11th Floor, 48 Wall Street New York, NY. 10005
             -------------------------------------------------------
                     (Address of principal executive office)

                                 (877) 693-3130
                                 --------------
                 (Issuer's telephone number including area code)

      Securities registered pursuant to Section 12(g) of the Exchange Act:

        Title of each class         Name of each exchange on which registered
           Common Stock                        Pink Sheets LLC

Indicate by check mark whether the issuer is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. [X] Yes [ ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if no disclosure of delinquent filers pursuant to ITEM 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in the Rule 12b-2 of the Securities exchange Act of 1934). [ ] Yes [X] No

Our revenues for the year ended December 31, 2005 was $243,235

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 3, 2006 was approximately $2,729,090

(APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS):
   Not Applicable.

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of the date of this filing, the Company had 35,796,662 shares of our $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
   None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS
                          ANNUAL REPORT ON FORM 10-KSB

                          YEAR ENDED DECEMBER 31, 2005


                                     PART I

Item 1.     Description of Business...........................................4
Item 2.     Description of Property..........................................11
Item 3.     Legal Proceedings................................................12
Item 4.     Submission of Matters to a Vote of Security Holders..............12

                                    PART II

Item 5.     Market for Common Equity, Related Stockholder Matters and Small
                Business Issuer Purchases of Equity Securities...............12
Item 6.     Management's Discussion and Analysis or Plan of Operation........18
Item 7.     Consolidated Financial Statements...............................F-1
Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.............................................22
Item 8A.    Controls and Procedures..........................................22
Item 8B.    Other Information................................................22

                                    PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance With Section 16(a) of the Exchange Act................22
Item 10.    Executive Compensation...........................................24
Item 11.    Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder matters..................................26
Item 12.    Certain Relationships and Related Transactions...................27
Item 13.    Exhibits.........................................................28
Item 14.    Principal Accountant fees at Services............................29

                                     PART I


Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the year ended December 31, 2005 and notes thereto. This annual report on Form 10-KSB for the year ended December 31, 2005 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" or "us." The words or phrases "would be", "may allow," "intends to," "may likely," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intend to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business (b) whether are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and
(c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are still in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day-to-day operations.

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

ITEM 1. DESCRIPTION OF BUSINESS

HOW WE ARE ORGANIZED

We were incorporated in the state of Florida on September 26, 1996 to engage in commodities futures trading. From approximately November 1996 until October 2000, we managed a commodities futures investment fund, the Winmax Alpha Fund Limited Partnership, and we were the general partner of that fund which was closed in the year 2000. From October 2000 until May 2001, we had no significant operations or business plan. In June of 2001, our sole officer and director, Ralph Pistor, sold 100,000 shares of common stock that he owned and which represented a majority of our then outstanding common stock, to Gerald Sklar. In connection with the purchase of the 100,000 shares of common stock by Gerald Sklar, the following occurred:
      o     Ralph Pistor resigned as our sole officer and director;
      o     Gerald Sklar became our President and Director;
      o We appointed different management to fill existing vacancies on our Board of Directors; and
      o     We adopted a new corporate strategy, which is described below.

In March 2002, we affected a one (1) for twenty (20) reverse stock split.

Our wholly owned subsidiaries are:
      o Winmax Media, Inc., a Florida Corporation, which provides internet and media services to various clients;
      o The Gemstore of New York , Inc., a New York corporation, which holds the lease to the retail store in Manhattan, New York;
      o The Gemstore.com, Inc., a Florida Corporation, which holds the Universal Resource Locator (URL), www.thegemstore.com ;
      o bnettv, Inc. a New York corporation, which provides video streaming services to various clients;
      o bnettv.com, Inc, an Alberta corporation, which provides video streaming services to various clients;
      o The Gemstore, Inc., an Alberta corporation, which facilitates the e-commerce transactions for the Gemstore
      o Winmax media, Inc., an Alberta corporation, which provides Internet and media services to various clients
      o The Gemstore Group Inc. an Alberta corporation, which provides services for our Canadian operations.

BUSINESS OVERVIEW

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

In December 2003 we decided to abandon any interests in or financing of prospecting possible gemstone material as described in (b) above. In approximately August 2003, we commenced a strategy of opening Retail Merchandising Units to finish and market gemstone material and finished jewelry through our Internet website at www.thegemstore.com. From approximately August 2003 to March 2004, we operated 12 Retail Merchandising Units in the United States and Canada and 1 in-line retail store in Manhatten, New York as test markets; however, in 2004 we re-assessed the viability of these locations, and during 2004 and 2005 we closed all but one Retail Merchandising Unit, which remains operational.

In January 2006, we effected the incorporation of Sapphire Media, LLC ("Sapphire Media") in Florida as our wholly owned subsidiary to provide consulting and investor relations services to small and medium sized companies. To date, Sapphire Media has not performed any services.

Our corporate strategy going forward is to further develop our (a) web development, design, web casting, Internet solutions, e-commerce business and Wireless Application Protocols, including a Wireless Application Protocol micro site portal (b) acquire gemstone raw materials and/or minerals and to arrange for the finishing and marketing of the gemstone material and finished jewelry through our Internet website at www.thegemstore.com, (c) to increase the number of our Retail Merchandising Units.

OUR REVENUE SEGMENTS
Our principal revenue segments consist of the following:
      o Web development, design, web casting, Internet solutions and e-commerce; and
      o Sale of gemstone material and finished jewelry at our Internet website, www.thegemstore.com, and through our one Retail Merchandising Unit located in Manhattan, New York.

We will attempt to develop an additional possible revenue segment through Sapphire Media's offering of investor relations services.

OUR PRINCIPAL PRODUCTS/SERVICES/DISTRIBUTION METHODS AND MARKETS

Web Development, Multimedia and Internet Services
Our Web Development, Multimedia and Internet services are accomplished through our in-house employees or through outside consultants whom we hire on an "as needed" basis. For the year ended December 31, 2005, approximately 54% of our revenues were derived from sales in web development, multimedia and Internet solutions. The remaining 46% was from gem sales.

Our services in this area include:

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

Winmax Internet Solutions
Winmax Internet Solutions is our Information Technology subsidiary that manages data center operations including: Internet web hosting of in-house and client domains;
      o Monitoring security and technical operations to ensure maximum uptime, custom application development using cold fusion to integrate database's (such as SQL) for dynamic web content;
      o     Provision of virtual servers for offsite security; and
      o Provision of networking and application support to both internal and external clients.

In addition, Winmax Internet Solutions provides business-to-business extranet services. Extranet is a closed system that runs over the Internet that has password protection to prevent data/information from being viewed by the general public. Through this subsidiary, we allow our customers to off-load technical services and maintain worldwide access to their proprietary information so they may focus on their core business.

Winmax Internet Solutions also develops and maintains accounting and inventory programs for each of our subsidiaries and divisions.

TheGemstore and the Gemstore.com
Since 2003, we have engaged in the Internet marketing and retailing of gemstones, jewelry and accessories. During 2003 and 2004, we established 13 RMU's on a test basis for the sale of gemstones, jewelry and accessories; however, after assessing the viability of these test locations, we closed all but one Retail Merchandising Unit, which is currently operational in New York, New York. We will continually assess the viability of opening additional locations.

Our other gemstone related business operated from August 2002 to present, as follows:

(i) the development of our website located at www.thegemstore.com through which we sell our finished jewelry products as well as retail outlets; and,
(ii) our wholly owned subsidiary, Global Gemstone and Jewelry Inc., obtained gemstone inventory in 2002 and creates our custom-made jewelry in Chang Mai, Thailand. The finished product is made available through our website, private parties, and our one Retail Merchandising Unit.

OUR CUSTOMERS
Our multi media services and Internet solutions have a potential for a wide range of customers, which consist primarily of emerging growth companies. For the year ended December 31, 2005, approximately 46% of our revenue was derived from our Retail Merchandising Units and approximately 54% from web development, multimedia and Internet Solutions sales. Because we operated 12 Retail Merchandising Units during our fiscal year 2005, and now we have only one, our revenues will be negatively impacted.

DEPENDENCY UPON ONE OR A FEW CUSTOMERS
For the years ended December 31, 2004 and 2005, approximately 48% and 54% of our revenues, respectively, were from one client, Immtech Pharmaceuticals, Inc. These revenues were generated by our web and media division. Should Immtech Pharmaceuticals no longer require our services, our revenues will be negatively impacted.

We market and intend to market gemstones to a wide array of consumers through our website and do not expect to become dependent upon either a single or a few major customers for this aspect of our business.

OUR BILLING PRACTICES
Web Development and Internet Services
We typically require payment in advance of rendering our website development and Internet services; however, in some cases we receive payment on completion.

Gemstone Sales
Internet sales are paid in advance by credit card or other pre-payment forms. All other sales will be paid for in advance. Retail sales are paid by cash, debit card, or credit card.

GEOGRAPHIC MARKETS
Web Development/Internet Services
Our web development and Internet services are offered in Asia, Europe and throughout North America, including the United States, and Canada.

Gemstone Services
These services will be offered throughout the world by Internet, through direct contact with buyers, and through our retail outlet located in New York.

COMPETITIVE BUSINESS CONDITIONS
The web development, media, Internet, and investor relations services and gemstone business are increasingly competitive with hundreds of competitors on the Internet alone. In addition, barriers to market entry are relatively low and new competitors can establish new sites at comparatively low cost and choose from a variety of market-ready software. As a result, we expect competition to become increasingly intensified in the future. Competition is rapidly evolving and very competitive and there are no assurances that we can keep pace with the intense competition in this market. Our competitors have substantially longer operating histories, greater name recognition, larger customer bases, and greater financial and technical resources than us. Accordingly, these companies are able to conduct extensive marketing campaigns that we are financially unable to accomplish. In addition, these companies may offer more attractive pricing and payment terms. There are no assurances we will be able to overcome the competitive advantages of our competitors.

SUPPLIERS

Web Development/Internet Services
We supply our own services in-house and/or through contract consultants.

Gemstone Sales/Services
We acquire gemstone raw materials, minerals, jewelry and accessories from third parties

SOURCES AND AVAILABILITY OF RAW MATERIALS
Web Development Internet and Investor Relations Services
We do not use raw materials in this aspect of our business.

Gemstone Business
We use raw materials purchased from a variety of different suppliers located worldwide, but usually from suppliers located in Africa, Southeast Asia and Eastern Europe. We do not anticipate any shortage of raw materials.

PATENTS, TRADEMARKS AND LICENSES

We have no patents, trademarks or licenses regarding any aspects of our business.

REGULATORY MATTERS

Web Development and Internet Services
We are not aware of any governmental regulations pertaining to this aspect of our business that will have a material impact; however, due to the increasing popularity and use of the Internet, it is possible that additional laws and regulations may be adopted with respect to the Internet, covering issues such as:
- - content
- - privacy
- - access to adult content by minors
- - pricing
- - bulk e-mail
- - encryption standards
- - consumer protection
- - electronic commerce
- - taxation
- - copyright infringement
- - other intellectual property issues

Our gemstone business also involves use of the Internet. We cannot predict the impact, if any, that future regulatory changes or developments may have on our business, financial condition, or results of operation. Changes in the regulatory environment relating to the Internet access industry may increase our costs or limit our ability to offer our services.

Gemstone Business
Our gemstone related business activities are governed by a variety of governmental laws and regulations, including import/export and tax laws in Thailand, Sri Lanka, Vietnam, Poland, United States, Canada and Europe. We are not aware of any additional legislation or proposed legislation, which would have a material effect upon our operations.

Investor Relations Services
Because our investor relations services are impacted by Securities and Exchange Commission regulations, we must adhere to all such applicable laws.

Tax Matters

Our Canadian subsidiaries, The Gemstore, Inc., Winmax Media, Inc., bnettv.com, Inc. and Winmax Capital Group Inc., have not filed corporate tax returns with the government of Canada for each year from 2001 to 2005; however, none of these companies have earned a taxable profit during those years. Corporate tax returns in this regard are typically filed only when companies earn a taxable profit or upon a request or demand to file, which we have not received. Our Canadian subsidiaries have filed the appropriate payroll tax filings for each year from 2001 to 2005. We have made payroll tax payments during these years; however, certain amounts are under dispute with the Canadian government. Our Canadian subsidiaries have also filed the appropriate goods and services tax filings; however, we have requested refunds due to tax payments on goods and services, which we claim exceed taxes on corporate sales. These refunds also are under dispute.

Our United States subsidiaries, Winmax Media, Inc., bnettv, Inc., The Gemstore.com, Inc. and The Gemstore, Inc., have not filed corporate tax returns with the United States government for each year from 2001 to 2005; however, none of these companies have earned a taxable profit during those years. Additionally, state income tax returns in Florida and New York have not been filed regarding the same subsidiaries; however, no taxable profit was earned in either jurisdiction. Although we made partial payroll tax payments for the years 2004 and 2005 in the United States, Florida, and New York, we have not made the appropriate payroll tax filings to date.

Liabilities along with estimated interest and penalties have been recorded on the accounts of the Company and are reflected in the consolidated financial statements.

Because we have failed to make certain tax filings and payments as reflected above, we may be subject to civil fines and forfeitures.

COMPLIANCE WITH ENVIRONMENTAL REGULATIONS
No segments of our business involve the emission of pollutants or other substances under the regulations of the Environmental Protection Agency or any similar such agency at the state, local or foreign level. Accordingly, we have no cost affiliated with environmental compliance.

EMPLOYEES

As of December 31, 2005, we had 10 employees, 6 of which are fulltime and 4 part time. Our full time employees are:
      o     Gerald E. Sklar, our President, who directs our operations;
      o David M. Young, our Vice President, who is responsible for customer relations, Retail Merchandising Unit leases, and insurance;
      o 1 salesperson who conducts retail sales of our gemstone material and finished gemstone jewelry; and
      o 3 employees who handle our overall web and information technology operations

Our part-time employees consist of:
      o     2 computer and web programmers; and
      o     2 graphic designers.

We continue to have the same employees as of May 22, 2006.

RESEARCH AND DEVELOPMENT
During 2004 and 2005, no funds were expended on research and development activities.

MATERIAL AGREEMENTS

Investor Relations Agreement with General Research GmgH
We have a June 14, 2005 agreement with General Research GmgH, which is located in Munchen, Germany. General Research GmgH is identified in the agreement as "Consultant". The agreement provides that Consultant will conduct an investor relations program to increase our exposure to European investors, including: (a) roadshows; (b) investor presentations; (c) media coverage; (d) research reports;
(e) one on one with key banking and investment fund contracts; and (f) identification of potential investors for any private placement offering of securities. In return for these services, On June 14, 2005, we issued 100,000 restricted shares of our common stock to a non-related consultant in exchange for banking service, and media presentations. We valued the shares at $0.50 per share or an aggregate of $50,000 based on the current market price of the shares. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that Sections 4(2) and 4(6) were applicable because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. In addition we granted the same consultant: (a) a warrant to purchase 100,000 shares of our common stock with an exercise price of US-$ 1.00 per share to expire June 14 2010; and (b) a warrant to purchase an additional 100,000 shares of our common stock with an exercise price of US-$ 1.50 per share to expire June 14 2010.

Consulting Agreement with Samantha Fryer
We have a July 8, 2005 agreement with Samantha Fryer, our President's Daughter-in-law, in which Samantha Fryer, who is identified in the agreement as "Consultant", will perform the following duties: (a) represent products to distributors and retailers throughout North America and other countries worldwide; (b) provide general business consulting, including development of products and the building in the retail division; (c) locate quality personnel to work in our retail division; (d) locate in-line and RMU locations for further compensation;(d) identify sources for sale and distribution of products to be sold in our retail division; and (e) such other duties as may be assigned by our board of directors or president. In return for these services, we agreed to pay Consultant 500,000 shares of our common stock issued pursuant to our S-8 registration statement; however, on January 3, 2006 that agreement was amended to provide additional compensation to Ms Fryer of 500,000 shares of our common stock. On July 8, 2005 we issued 300,000 S-8 shares to Samantha Fryer. Each share was valued at $0.663 or an aggregate of $198,900. On November 18, 2005, we issued 100,000 S-8 shares to Samantha Fryer. Each share was valued at $0.33 or an aggregate of $33,000.00. On December 19, 2005, we issued 100,000 S-8 shares to Samantha Fryer. Each share was valued at $0.15 or an aggregate of $15,000.00. The term of the agreement is 2 years. On January 3, 2006, we issued 150,000 S-8 shares to Samantha Fryer. Each share was valued at $0.24 or an aggregate of $36,000.00.

Consulting Agreement with MJD Corp
We have a July 8, 2005 agreement with MJD Corp, which is located in Staten Island, New York, and is identified in the agreement as "Consultant". The agreement provides that the Consultant will: (a) represent concepts and products to industry representatives throughout North America and other countries worldwide; (b) provide representation for us, our products and services, personnel and various others that may arise from time to time; (c) locate top quality areas for us to promote our products and image, and to fuel our growth;
(d) identify outsources for distribution and other partners necessary in the processing and finishing the content proposed; and (e) such other duties as may be assigned by our board of directors or president. In return for these services we paid to the Consultant 1,250,000 of our restricted common stock on July 11, 2005. The term of the agreement is 3 years.

Consulting Agreement with Anthony Sklar
We have a July 8, 2005 agreement with Anthony Sklar, our President's son, who is identified in the agreement as "Consultant". The agreement provides that the Consultant will: (a) represent our divisions and products to potential clients, distributors, retailers throughout North America, and other countries worldwide; (b ) provide general business consulting, including but not limited to developing products; (c) locate top quality management to help fuel our growth;
(d) identify outsources for distribution, manufacturing and other partners necessary in the processing and finishing of the our products; (e)provide retail-merchandising services throughout North America and other countries worldwide; and (f) such other duties as may be assigned by our Board of Directors or President. In return for these services we agree to pay Consultant 700,000 shares of our common stock registered on our S-8 Registration Statement. However, on January 3, 2006 that agreement was amended to provide additional compensation to Anthony Sklar of 700,000 shares of our common stock. On July 8th 2005 we issued 250,000 S-8 shares to Anthony Sklar. Each share was valued at $0.663 or an aggregate of $165,750. On September 6, 2005, we issued 50,000 S-8 shares to Anthony Sklar. Each share was valued at $0.65 or an aggregate of $32,500.00. On October 18, 2005, we issued 50,000 S-8 shares to Anthony Sklar. Each share was valued at $0.49 or an aggregate of $24,500.00. On November 18, 2005, we issued 150,000 S-8 shares to Anthony Sklar. Each share was valued at $0.33 or an aggregate of $49,500.00. On December 19, 2005, we issued 150,000 S-8 shares to Anthony Sklar. Each share was valued at $0.15 or an aggregate of $22,500.00. The term of the agreement is 3 years. On January 3, 2006, we issued 150,000 S-8 shares to Anthony Sklar. Each share was valued at $0.24 or an aggregate of $36,000.00. On March 3, 2006, we issued 100,000 S-8 shares to Anthony Sklar. Each share was valued at $0.21 or an aggregate of $21,000.00.

Consulting Agreement with Gioacchino Bonsangue
We have a July 8, 2005 agreement Gioacchino Bonsangue, who is located in Staten Island, New York, and is identified in the agreement as "Consultant". The agreement provides that the Consultant will: (a) represent concepts and products to industry representatives throughout North America and other countries worldwide; (b) provide representation for us, our products and services, personnel and various others that may arise from time to time; (c) locate top quality areas for us to promote our products and image, and to fuel our growth;
(d) identify outsources for distribution and other partners necessary in the processing and finishing the content proposed; and (e) such other duties as may be assigned by our board of directors or president. In return for these services we paid to the Consultant 1,250,000 of our restricted common stock on July 11, 2005. The term of the agreement is 3 years.

Integrated Reports To Security Holders
We are subject to the informational requirements of the Securities Exchange Act of 1934. Accordingly, we file annual, quarterly and other reports and information with the Securities and Exchange Commission. You may read and copy these reports in Washington, D.C. Our filings are also available to the public from commercial document retrieval services and the Internet world wide website maintained by the Securities and Exchange Commission at www.sec.gov.

ITEM 2. DESCRIPTION OF PROPERTY

During the year ended December 31, 2005, we leased office space at the following locations:

48 WALL STREET, SUITE 1100, NEW YORK, NEW YORK 10005
We currently operate out of approximately 200 square feet at this location. Our phone number at this location is (212) 918-4513. Our lease commenced on March 1, 2003 and expires in February 2007 with an unaffiliated landlord. Our monthly rent is $1366.

5920 MACLEOD TRAIL, SUITE 800, CALGARY, ALBERTA CANADA, T2H 0K2
As of December 31, 2005, we operated out of approximately 6700 square feet at this location. Our telephone number at this location is (877) 693-3130. Our lease commenced on September 1, 2001 and ended April 30, 2006 with an unaffiliated landlord. The monthly lease payment increased to Cdn$13,468.75.

770, 2710 - 17 AVE SE CALGARY, ALBERTA CANADA T2A 0P6
As of May 1, 2006 we entered new premises of approximately 2500 square feet located at 770, 2710 - 17 Avenue S.E., Alberta, Canada. Our telephone number at this location is (877) 693-3130. Our lease is with an unaffiliated landlord, providing for a monthly lease with a monthly rental payment of CDN$800.00 plus operating expenses. This is a month-to-month lease and has no penalty upon cancellation.

436 WEST BROADWAY NEW YORK, NY 10012 - RETAIL OUTLET
Since September 2004, we have leased our retail outlet at this location. As of the date of this filing our monthly lease payment is $9250. Beginning August 1, 2006 this payment will increase to $10,250 per month; and commencing February 1, 2007 this payment will increase to $10,500.00 per month, until the expiration of the lease agreement on July 31, 2007.

As to the 12 Retail Merchandising Units that we closed during 2004 and 2005 (as discussed under "Business Overview" above), we leased space at these locations on a month-to-month basis. These month-to-month leases had no penalty for cancellation of the lease.

Real Property
We do not own any real property nor do we intend to own real property in the near future. We do not intend to renovate, improve or develop real properties. We are not subject to any competitive conditions for real property and currently have no property to insure. We have no policy with respect to investment in real estate or interests in real estate, and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We have no other material litigations pending or other legal matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of our security holders in 2005.

PART II

ITEM 5. MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock was quoted in the OTC Bulletin Board under the symbol "WMTG" until May 25, 2006. Since May 25, 2006 our common stock has been quoted on the "Pink Sheets". The high and low information for each quarter of the two most recent fiscal years is presented below. The quotations are inter-dealer prices without adjustment for retail markups, markdowns or commissions and do not necessarily represent actual transactions. These prices may not necessarily be indicative of any reliable market value. On May 3, 2006 the last reported sale price of our Common Stock on the OTC was $0.14 per share.

The following table summarizes the low and high prices for our Common Stock for each reporting quarter for the fiscal years ended December 31, 2004 and 2005.

                     QUARTER                    HIGH         LOW
                     --------------------------------------------
                     2004 First Quarter        $0.85       $0.31
                     2004 Second Quarter       $0.79       $0.28
                     2004 Third Quarter        $1.20       $0.50
                     2004 Fourth Quarter       $1.06       $0.61
                     --------------------------------------------
                     2005 First Quarter        $0.96       $0.64
                     2005 Second Quarter       $0.85       $0.64
                     2005 Third Quarter        $1.06       $0.42
                     2005 Fourth Quarter       $0.57       $0.14

PENNY STOCK CONSIDERATIONS

Our shares of common stock are "penny stocks" as that term is generally defined in the Securities Exchange Act of 1934 as equity securities with a price of less than $5.00. Our shares are subject to rules that impose sales practice and disclosure requirements on broker-dealers who engage in certain transactions involving a penny stock.

Under the penny stock regulations, a broker-dealer selling a penny stock to anyone other than an established customer or "accredited investor" must make a special suitability determination regarding the purchaser and must receive the purchaser's written consent to the transaction prior to the sale, unless the broker-dealer is otherwise exempt. Generally, an individual with a net worth in excess of $1,000,000 or annual income exceeding $200,000 individually or $300,000 together with his or her spouse is considered an accredited investor.

In addition, under the penny stock regulations the broker-dealer is required to:

o Deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt;

o Disclose commission payable to the broker-dealer and its registered representatives and current bid and offer quotations for the securities;

o Send monthly statements disclosing recent price information pertaining to the penny stock held in a customer's account, the account's value and information regarding the limited market in penny stocks; and

o Make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction, prior to conducting any penny stock transaction in the customer's account.

Because of these regulations, broker-dealers may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of shareholders to sell their shares in the secondary market and have the effect of reducing the level of trading activity in the secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities. In addition, the liquidity for our securities may be adversely affected, with a corresponding decrease in the price of our securities. Our shares are subject to such penny stock rules and our shareholders will, in all likelihood, find it difficult to sell their securities.

HOLDERS

As of December 31, 2005, based upon records obtained from our transfer agent, we had 70 holders of record. The number of shareholders does not include an indeterminate number of shareholders whose shares are held by brokers in "street name." We currently have one class of common stock outstanding.

DIVIDENDS

We have not declared any cash dividends on our common stock since our inception and do not anticipate paying any dividends in the foreseeable future. We plan to retain any future earnings for use in our business operations. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors as the Board of Directors deems relevant.

On or about January 17, 2006, we amended our Articles of Incorporation to set forth the preferences, limitations, rights and terms of our Series A Redeemable Convertible Preferred Stock ("Series A Preferred").

The Articles of Amendment to our Articles of Incorporation set forth the following preferences, limitations, rights, and terms:

Preferences

The Series A Preferred will have priority over all of our other stock previously issued as to rights of payment and distribution, including priority as to dividend or upon liquidation.

Dividends

Series A Preferred stockholders will be entitled to receive annually on the date of conversion on January 7th of each year (beginning in the year 2007) until such Series A Preferred is either converted or redeemed, dividends at the rate of 6% per annum of $70,000. All dividends declared upon the Series A Preferred will be declared pro rata per share. At our option, a dividend may be paid in cash or restricted shares of our common stock. If dividends are paid in our common stock, its value will be determined based on the "20-day volume-weighted average" of the bid price of our common stock.

Redemption

The Series A Preferred will be redeemed at our option for the purchase price of $70,000 of each Unit plus any accrued and unpaid dividends, upon 30 days prior written notice at any time six months after the Securities and Exchange Commission declares effective the Registration Statement regarding the Series A Preferred and the common stock underlying such Preferred Shares. We may only effect such redemption if from the date of the Notice of Redemption through the Redemption Date: (i) we have duly honored all conversions and redemptions, if any, scheduled to occur or occurring prior to the Redemption Date, and (ii) the Registration Statement is currently effective for the resale by the Holder of the common shares registered and not subject to any stop order suspending its effectiveness.

Voting

Each issued and outstanding share of the Series A Preferred will be entitled to vote the number of shares each could vote if the shares were fully converted at each stockholders meeting regarding any and all matters presented to our stockholders for their action or consideration (subject to adjustment whenever there shall occur a stock split, stock dividend, combination, recapitalization, reclassification or other similar event involving a change in the Series A Preferred). Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Preferred Stockholders and holders of any other outstanding preferred stock, shall vote together with the Common Stock holders as a single class. We will not amend, alter or repeal the preferences, special rights or other powers of the Series A Preferred so as to adversely affect that class of stock, without the written consent or affirmative vote of the holders of at least a majority of the then outstanding aggregate number of shares of such affected Series A Preferred Stock.

Conversion

The number of shares of Common Stock a holder of Series A Preferred will be entitled to receive upon conversion will be determined by multiplying the Conversion Rate (as defined in the Certificate of Amendment) by the number of shares of Series A Preferred being converted at any time.

Mandatory Conversion

We may, at any time after January 1, 2006, require that any or all outstanding Series A Preferred be converted into Common Stock if the Common Stock into which the Series A Preferred is convertible is registered pursuant to an effective registration statement under the Securities Act of 1933, as amended, by delivery to the Series A Preferred Stockholders, for each share of Series A Preferred converted, the number of shares of Common Stock determined by multiplying the Conversion rate by the number of Series A Preferred shares held. In order to exercise a mandatory conversion, we must provide all Series A Preferred Stockholders notice of the conversion at least 30 days prior to the Conversion Date, such notice to include the number of shares to be converted and instructions for surrender of the certificate or certificates representing the Series A Preferred Stock.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLAN

Equity Compensation Plan Information

On July 7, 2005, our Board of Directors approved the Employee/Consultant 2005 Non-Qualified Stock Award and Option Plan (the "Plan"). The purpose of the Plan is to further our growth by allowing us to compensate employees and consultants who have provided bona fide services to us through the award of our common stock. The maximum number of shares of common stock that may be issued under the Plan is 3,500,000 as Stock award and 3,000,000 as stock option.

Our Board of Directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. Our Board of Directors has the authority to determine; (a) the employees and consultants that will receive awards under the Plan, (b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of our common stock.

On July 8, 2005, we filed a Registration Statement on Form S-8 with the Securities and Exchange Commission that covered the issuance of up to 6,500,000 shares of common stock under the Plan. As of December 31, 2005, we had issued a total of 3,358,000 shares under the Plan. These shares were issued to various employees and consultants for services rendered during 2005. As of the date of this filing we issued an additional 2,915,000 shares to various employees and consultants for services rendered.

The following table summarizes our 2005 Non-Qualified Stock Award and Option Plan information as of December 31, 2005.

Number of                              Number of                                       Weighted                     Number of
Securities                             Securities                                      average                      securities
Available Under the                    issued upon                                     exercise                     remaining
Stock Award and Option                 exercise of Stock                               price                        Available
Plan                                   Award and Option                                -----                        For future
----                                   Plan                                                                         Issuance
                                       ----                                                                         --------

6,500,000                              3,358,000                                        .5136                       3,142,000
=========                              =========                                       ======                       =========


The following table summarizes our 2005 Non-Qualified Stock Award and Option Plan information as of May 22, 2006.


Number of                              Number of                                       Weighted                     Number of
Securities                             Securities                                      average                      securities
Available Under the                    issued upon                                     exercise                     remaining
Stock Award and Option                 exercise of Stock                               Price                        Available
Plan                                   Award and Option                                -----                        For future
----                                   Plan                                                                         Issuance
                                       ---------                                                                    --------
6,500,000                              6,273,000                                        .3941                       227,000
=========                              =========                                       ======                       =======


ISSUANCE OF UNREGISTERED SECURITIES

On June 14, 2005, we issued 100,000 restricted shares of our common stock to a non-related consultant in exchange for banking service, and media presentations. We valued the shares at $0.50 per share or an aggregate of $50,000. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act of 1933, as amended ("Securities Act") for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. In addition we granted the same consultant:
(a) a warrant to purchase 100,000 shares of our common stock with an exercise price of US-$ 1.00 per share to expire June 14 2010; and (b) a warrant to purchase 100,000 shares of our common stock with an exercise price of US-$ 1.50 per share to expire June 14 2010.

On June 29, 2005, we issued 100,000 restricted shares of our common stock to a non-related consultant in exchange for promotional services. The shares were valued at $0.40 per share or an aggregate of $40,000. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On June 29, 2005, we issued 1,000,000 restricted shares of our common stock to a director, David Young, in exchange for corporate services related to Thegemstore, and thegemstore.com. The shares were valued at $0.40 per share or an aggregate of $400,000. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On July 11, 2005, we issued 2,500,000 restricted shares of our common stock to two non-related consultants in exchange for National TV and radio and other media related services. The shares were valued at $1.06 per share or an aggregate of $2,650,000. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On September 19, 2005 we issued 75,000 shares of our common stock to two non-related consultants in exchange for promotional related services. The shares were valued at $0.75 per share or an aggregate of $56,250. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On October 26, 2005 we issued 50,000 shares of our common stock to a non-related consultant in exchange for promotional services. The shares were valued at $0.39 per share or an aggregate of $19,500. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

On November 29, 2005, we issued 300,000 shares of our common stock to a non-related consultant in exchange for real estate services. The shares were valued at $0.38 per share or an aggregate of $114,000. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act for the offer and sale. We believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. We placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

Forward-Looking Statements

The following discussion and analysis of our operations should be read in conjunction with our financial statement for the year ending December 31, 2005 and notes thereto. This annual report on Form 10-KSB for the year ending December 31, 2005 contains "forward-looking statements", within the meaning of such term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause the actual financial or operating results of the Company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. Winmax Trading Group, Inc. is referred to herein as "we," "our" or "us." The words or phrases "would be", "may allow," "intends to," "may likely," "are expected to," "may continue," "is anticipated," "estimate," "project," or similar expressions are intend to identify "forward-looking statements". Such statements include those concerning our expected financial performance, our corporate strategy and operational plans. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of risks and uncertainties, including: (a) intense competition in the web development design, web casting, Internet solutions, e-commerce, and retail business (b) whether we are able to manage our planned growth efficiently, including whether our management will be able to identify, hire, train, retrain, motivate, and manage required personnel or that management will be able to manage and exploit existing and potential market opportunities successfully, and (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations. We are still in the early stage of building and expanding the company and have not generated sufficient revenues to maintain day-to-day operations.

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

OVERVIEW OF OPERATIONS

Our management continues to develop its web development and Internet related services through Winmax Media and Winmax Internet Solutions. In 2005, our media and Information Technology Division generated revenues through website design, corporate video productions and IT support, which represented 54% of our revenues. We expect our media and Information Technology Division to continue to represent the significant portion of our revenue.

In 2003, we began retail operations in the gemstone jewelry business opening three test Retail Merchant Units. In 2004, we continued to expand our test locations and opened 10 additional units; however, in December 2004, we re-assessed the viability of our Retail Merchant Units selling gemstone, jewelry, minerals and accessories. Ultimately, we decided to close all but one location in 2005, which is located in Manhatten New York.

We continue our retailing of gemstone, jewelry, minerals and accessories.

We have continued to rely on our Chief Executive Officer/major shareholder for capital to finance our operations. We remain heavily dependant upon our ability to receive financing. Our future operations are dependent upon continued financing from our Chief Executive Officer/major shareholder, obtain additional financing, and generate increased revenues. Should we fail to obtain financing through these means, we will be unable to continue our operations.

In 2006, we plan to raise additional funding from debt and equity transactions. Should we receive adequate funding, we intend to further develop and bring to market a new Internet web based and WAP (wireless application protocol) microsite based portal. The portal is being developed to capture advertising and subscription revenue by providing end users a multiple access portal to manage, distribute and allow friends and associates access to emails, pictures and video files. The portal is strategically positioned to fill a gap in current online communities and the technology available to share video files from mobile devices. We also plan to acquire additional point of sale outlets for TheGemstore's in our attempt to increase sales. Additionally, assuming adequate funding, we plan to implement certain cost management practices and to increase our focus on business development . Our management has agreed to fund us for an additional two years.

SUBSEQUENT EVENTS

In accordance with a special meeting of our Board of Directors held on March 17, 2006, our Board of Directors unanimously approved the appointment of Chen Zai Kun to serve as a member of our Board of Directors for a term of one year or until his successor has been elected and qualified, or until his resignation or removal. Mr. Chen Zai Kun provided us with written acceptance of the appointment contemporaneous with our Board of Directors' appointment of him to the board.

RISKS AND UNCERTAINTIES

During the 12 months ended December 31, 2005 and December 31, 2004, we incurred net losses of $6,941,109 and $3,608,391 respectively. We expect to continue to generate losses until our revenues increase. For these same periods, we had total revenues of $243,235 and $355,820, and operating expenses of $7,050,129 and $3,964,211 respectively. There is no assurance we can increase our revenue sources and it is unlikely that we can lower our expenses in our present mode of operations. Approximately 54% of our 2005 revenue was from one client, Immtech Pharmaceuticals, Inc. There is no guarantee that Immtech Pharmaceuticals, Inc. will continue as a client. We may never earn a profit. If we continue to lose money over a protracted period of time we may be forced to discontinue our operations.

For the 12 months ended December 31, 2005 we financed portions of our operations from $243,235 in revenue and $1,039,891 from our Chief Executive Officer/major shareholder, in the form of a shareholders loan. On July 8, 2005 our Chief Executive Officer/majority shareholder forgave debt for a total value of $256,750 leaving an ending balance due to shareholder of $1,833,519. The forgiveness of debt of $256,750 has been reflected as additional paid-in capital.

As of December 31, 2005, we have only $882 of cash, which is insufficient to meet our operational goals and business plan. We have required, and will continue to require, substantial capital to fund our business operations.

We have no commitments, agreements or understandings regarding additional financing and we may be unable to obtain additional financing either on satisfactory terms or at all. We expect to pursue additional financing through debt or equity financing. If additional funds are raised or acquisitions are made by issuing our equity securities there may be dilution to the equity securities of our existing shareholders. We may also incur debt or assume substantial indebtedness. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations. However, as noted above our management has agreed to provide us with the necessary funding for the next two years of operations.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

The year ended December 31, 2005 compared with the year ended December 31, 2004

In 2003 we started to implement our business plan to market gemstone, jewelry, minerals and accessories through retail merchandising units (RMUs). In 2004 and 2005, management re-assessed our RMU's and reorganized our locations by closing all but one RMU. As of May 3, 2006 there is still only one RMU. For 2006, we will focus on identifying and opening new locations.

REVENUES

Revenues for the 12 months ended December 31, 2005 decreased to $243,235 from $355,820 for the same period in 2004. Our media division accounted for 54% of revenue in 2005 and our retail operations accounted for the remaining 46%. Revenue from our media division mainly came from one client, Immtech International in 2005, of which they were our primary revenue source for 2004. The decrease in revenue from our media division and closing of our RMU's in 2004 and 2005 is the main cause in the decrease in our 2005 revenue.

COST OF SALES

Cost of sales consists in primarily of direct cost related to sales. Cost of sales decreased to $22,265 from $51,422 for the same period in 2004. The decrease in cost of sales is attributable to Winmax's decrease in retail sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses decreased to $1,973,475 for the year ended December 31, 2005 from $3,014,289 for the year ended December 31, 2004. This decrease is primarily attributable to an increase in non-cash stock compensation and closure of certain RMU's.

Non-cash stock compensation to employees and consultants increased from $898,500 in 2004 to $5,054,389 in 2005.

NET LOSS

For the year ended December 31, 2005 and December 31, 2004 net loss was $6,941,109 and $3,608,391 respectively. The increase in net loss is primarily attributable to the increase in non-cash stock compensation, which was partially offset by the decrease in general and administrative expenses.

LOSS PER SHARE

The loss per share for the year ended December 31, 2005 was $(0.28) compared with the loss per share of $(0.22) for the year ended December 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2005

Net cash used in our investing, financing and operating activities for the year ended December 31, 2005 generated positive cash flows of $882 compared to the negative cash flows of $4,820 used by all activities for the same period in 2004. In 2005, cash flow used in operations was ($1,057,571), cash flow used in Investments was ($27,433), cash flow from financing was $1,209,513 and the effects of exchange rate changes on cash was ($123,627) compared with $(2,316,532), ($175,444), $2,859,809 and ($372,653), respectively, in the year ended 2004. The loss on exchange rates is due to the weakening in the U.S. dollar compared to the Canadian dollar. Personnel at our head Gemstore office and the majority of our full-time employees work in Canada and are paid in Canadian dollars. The majority of our sales are paid in U.S. dollars.

CASH AT DECEMBER 31, 2005 WAS $882 COMPARED TO $0 ON DECEMBER 31, 2004

We have experienced significant losses from our operations in both 2005 and 2004. For the year ended December 31, 2005 we incurred a net loss of $6,941,109 compared to the net loss of $3,608,391 in 2004. In addition, at December 31, 2005 we had an accumulated deficit of $22,947,042 and stockholders' deficit of $2,895,335. Our ability to turn a profit is contingent upon, but not exclusive to, our ability to expand our Winmax Media and The Gemstore subsidiaries and to secure additional financing to fund said expansion. Although we are pursuing financing to expand our operations there are no assurances we will be successful in obtaining such financing. Our failure to secure financing will limit our growth and profit potential as well as our ability to stay in business.

ITEM 7. Financial Statements

                                TABLE OF CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm (2005)                      F-2
Report of Independent Registered Public Accounting Firm (2004)                      F-3
Consolidated Balance Sheet as of December 31, 2005                                  F-4
Consolidated Statements of Operations and Comprehensive Loss
                   For the Years Ended December 31, 2005 and December 31, 2004      F-5
Consolidated Statements of Stockholders' Deficiency
                   For the Years Ended December 31, 2005 and December 31, 2004      F-6
Consolidated Statements of Cash Flows
                   For the Years Ended December 31, 2005 and December 31, 2004      F-7
Notes to Consolidated Financial Statements                                          F-8 to F-22

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders; Winmax Trading Group, Inc.:

We have audited the accompanying consolidated balance sheet of Winmax Trading Group, Inc. and Subsidiaries ("the Company") as of December 31, 2005 and the related consolidated statements of operations and comprehensive loss, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Winmax Trading Group, Inc. and Subsidiaries as of December 31, 2005 and the results of their operations and comprehensive loss, and their cash flows for the year then ended in conformity with United States generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has experienced substantial losses and sustained net operating cash outflows from continuing operations and anticipates that such conditions will continue into fiscal year 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ ROSEN SEYMOUR SHAPSS MARTIN & COMPANY LLP

CERTIFIED PUBLIC ACCOUNTANTS


New York, New York
May 19, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Winmax Trading Group, Inc.:

We have audited the consolidated statements of operations and comprehensive loss, stockholders deficiency, and cash flows of Winmax Trading Group, Inc. and Subsidiaries (the "Company") for the year ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of the company referred to above, present fairly, in all material respects, the results of operations and cash flows of Winmax Trading Group, Inc. and Subsidiaries for the year ended December 31, 2004, in conformity with United States generally accepted accounting principles.


Goldstein Golub Kessler LLP
Certified Public Accountants

New York, New York
April 22, 2005

                   Winmax Trading Group, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2005

                                     Assets
Current Assets
    Cash                                                                $        882
    Accounts Receivable                                                          965
    Inventory (Note 2)                                                        65,599
                                                                        ------------
      Total current assets                                                    67,446
                                                                        ------------
Other Assets
    Property and equipment, net (Note 3)                                      53,601
    Security Deposits                                                         28,757
                                                                        ------------
                                                                              82,358
                                                                        ------------
      Total Assets                                                      $    149,804
                                                                        ============
                    Liabilities and Stockholders' Deficiency

Current Liabilities
    Accounts payable & accrued expenses (Note 4)                        $  1,041,998
Long-term Liabilities
    Loans Payable - stockholders (Notes 5 & 11)                            2,003,141
                                                                        ------------
      Total Liabilities                                                    3,045,139
                                                                        ------------
Commitments (Note 9)
Stockholders' Deficiency
    Preferred Stock; $1.00 par value; authorized 1,000,000 shares,
    Issued and outstanding - none. (Note 6)                                        0
    Common stock;$.001 par value; authorized 750,000,000 shares,
    Issued and outstanding 30,124,162 shares (Note 6)                         30,124
    Additional paid-in capital (Note 6)                                   20,527,866
    Accumulated other comprehensive (loss)                                  (506,283)
    Accumulated deficit                                                  (22,947,042)
                                                                        ------------
               Total Stockholders' deficiency                             (2,895,335)
                                                                        ------------
               Total Liabilities & Stockholders' Deficiency             $    149,804
                                                                        ============

See the accompanying notes to the consolidated financial statements.

                  Winmax Trading Group, Inc. and Subsidiaries
          Consolidated Statements of Operations and Comprehensive Loss
                     Years Ended December 31, 2005 and 2004


                                                                          2005            2004
                                                                      ------------    ------------
Revenue:
    Sales - Retail Jewelry                                            $    112,500    $    184,235
    Sales - Websites                                                  $    130,735    $    171,585
                                                                      ------------    ------------
                                                                           243,235         355,820
                                                                      ------------    ------------
Operating Costs and Expenses:
    Cost of sales                                                           22,265          51,422
    Non-cash stock compensation (Note 7)                                 5,054,389         898,500
    General and administrative                                           1,973,475       3,014,289
                                                                      ------------    ------------
                                                                         7,050,129       3,964,211
                                                                      ------------    ------------
    Operating loss before other expenses
    and provision for income taxes                                      (6,806,894)     (3,608,391)

Other Expenses
    Loss on disposal of property
    and equipment (Note 3)                                            $    134,215              --
                                                                      ------------    ------------
    Loss before provision for income taxes                            $ (6,941,109)   $ (3,608,391)

    Provision for income taxes (Note 8)                               $         --              --
                                                                      ------------    ------------
    Net Loss                                                          $ (6,941,109)   $ (3,608,391)

Other comprehensive Loss:
    Foreign currency translation adjustment                               (123,627)       (283,767)
                                                                      ------------    ------------
Total Comprehensive loss                                              $ (7,064,736)   $ (3,892,158)
                                                                      ============    ============
Weighted-average number of common shares
outstanding - basic and diluted                                         25,471,691      18,091,599
                                                                      ============    ============
Net loss per common share -basic & diluted $                                 (0.28)   $      (0.22)
                                                                      ============    ============

See the accompanying notes to the consolidated financial statements

                   Winmax Trading Group, Inc. and Subsidiaries
               Consolidated Statements of Stockholders' Deficiency
                     Years Ended December 31, 2005 and 2004

                                                                                Accumulated
                                   Common            Stock      Additional      Other                 Accumulated
                                   Shares            Amount     Paid-in Capital Comprehensive loss    (Deficit)           Total
                                ------------      -----------   ------------    ------------          -----------      ------------
Balance January 1, 2004           16,156,736    $     16,156    $ 11,932,195    $    (98,889)         $(12,397,542)    $   (548,080)

Common shares issued
for services                       2,550,000           2,550         895,950              --                    --          898,500

Common stock issued
In conversion of stockholder
debt                               3,934,426           3,935       2,396,065              --                    --        2,400,000

Currency translation
adjustment                                --              --              --        (283,767)                   --         (283,767)

Net (loss) for the year                   --              --              --              --            (3,608,391)      (3,608,391)
                                ------------    ------------    ------------    ------------          ------------     ------------
Balance December 31,2004          22,641,162          22,641      15,224,210        (382,656)          (16,005,933)      (1,141,738)

Common shares issued
for services (Note 6)              7,483,000           7,483       5,046,906              --                    --        5,054,389

Forgiveness of debt by
stockholder                               --              --         256,750              --                    --          256,750

Currency translation
adjustment                                --              --              --        (123,627)                   --         (123,627)

Net (loss) for the year                   --              --              --              --            (6,941,109)      (6,941,109)
                                ------------    ------------    ------------    ------------          ------------     ------------
Balance December 31,2005          30,124,162    $     30,124    $ 20,527,866    $   (506,283)         $(22,947,042)    $ (2,895,335)
                                ============    ============    ============    ============          ============     ============


      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                     Years Ended December 31, 2005 and 2004



                                                                                   2005           2004
                                                                                -----------    -----------
Cash flows from operating activities:
Net loss                                                                        $(6,941,109)   $(3,608,391)
  Adjustments to reconcile net (loss) to net
   cash used by operating activities:
   Depreciation                                                                      33,206         95,391
   Common stock issued for services                                               5,054,389        898,500
   Loss on disposal of property and equipment                                       134,215             --
Changes in assets and liabilities:
   Decrease (Increase) in accounts receivable                                         2,873         (3,740)
   Decrease (Increase) in inventory                                                  39,327        (73,133)
   Decrease in prepaid expense                                                        4,650          3,304
   Increase in accounts payable and accrued expense                                 614,878        371,537
                                                                                -----------    -----------
  Net cash (used in) operating activities                                        (1,057,571)    (2,316,532)
                                                                                -----------    -----------
Cash flows from investing activities:
   Purchase of property and equipment                                                (1,076)      (175,444)
   Increase in other assets                                                         (26,357)            --
                                                                                -----------    -----------
  Net cash (used in) investing activities                                           (27,433)      (175,444)

Cash flows from financing activities:
  Proceeds from loans payable - stockholders                                      1,209,513      2,859,809
                                                                                -----------    -----------
  Net cash provided by financing activities                                       1,209,513      2,859,809

Effect of exchange rate changes on cash                                            (123,627)      (372,653)
                                                                                -----------    -----------
Net Increase (Decrease) in cash                                                         882         (4,820)

Cash at beginning of year                                                                 0          4,820
                                                                                -----------    -----------
Cash at end of year                                                             $       882    $         0
                                                                                ===========    ===========

Supplemental disclosures of cash flow information:
Cash paid during the year for:
           Interest                                                             $         0    $         0
                                                                                ===========    ===========
           Income Taxes                                                         $         0    $         0
                                                                                ===========    ===========
Supplemental disclosures of noncash financing activities:
    Conversion of stockholder loans to common stock                             $        --    $ 2,400,000
    Forgiveness of debt by shareholder
    applied to additional Paid-In-Capital                                           256,750              0
    Reduction of shareholder's loan                                                  13,865              0
                                                                                ===========    ===========
                                                                                $   270,615    $ 2,400,000
                                                                                ===========    ===========

      See the accompanying notes to the consolidated financial statements.

                   Winmax Trading Group, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2005


NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

The consolidated balance sheet of Winmax Trading Group, Inc., a Florida Corporation and Subsidiaries (collectively, the "Company") as of December 31, 2005, and the related statements of operations and comprehensive loss and cash flows for the years ended December 31, 2005 and December 31, 2004 have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission").

Basis of Consolidation

The consolidated financial statements include the accounts of Winmax Trading Group, Inc. and its following wholly owned subsidiaries as follows:
   OPERATING COMPANIES
           Winmax Trading Group, Inc.
           The Gemstore Group Inc.
           TheGemstore Inc.
           TheGemstore.COM, Inc.
           The Gemstore of New York, Inc.
   Non-OPERATING COMPANIES
           Winmax Capital Group,Inc.
           Winmax Media, Inc. (USA)
           Winmax Media, Inc.
           BnetTV, Inc
           BnetTV.COM, Inc.

All significant intercompany balances and transactions have been eliminated in consolidation.

Principal Business Activities

Winmax Trading Group, Inc.
Administers the activities of the subsidiaries and controls WEB development, design and WEB casting as well as e-commerce and internet solutions.

The Gemstore Group Inc.
Administers the Canadian Head Office and business development.

TheGemstore Inc.
Retail jewelry sales.
TheGemstore.COM, Inc.
ON-line jewelry Web sales.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As reflected in the 2005 and 2004 financial statements, the Company has incurred substantial losses from continuing operations, sustained substantial cash outflows from operating activities, and has significant working capital and stockholders' deficiencies at December 31, 2005 and December 31, 2004. The above factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's continued existence depends on its ability to obtain additional equity and/or debt financing to fund its operations and ultimately to achieve profitable operations. The Company is attempting to raise additional financing and has initiated a cost reduction strategy.

During 2006, the Company plans to raise additional funding from debt and equity transactions. Should it receive adequate funding, the Company intends to further develop and bring to market a new Internet web based and WAP (wireless application protocol) microsite based portal. The portal is being developed to capture advertising and subscription revenue by providing end users a multiple access portal to manage, distribute and allow friends and associates access to emails, pictures and video files. The portal is strategically positioned to fill a gap in current online communities and the technology available to share video files from mobile devices. The Company also plans to acquire additional point of sale outlets for the TheGemstore's in an attempt to increase sales. Additionally, pending adequate funding, the Company plans to implement certain cost management practices and to increase the Company's focus on business development. The Company's management has agreed to provide the necessary funding for an additional two years.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

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

Accounts Receivable

Accounts receivable are reported as amounts expected to be collected, net of allowance for non-collection due to the financial position of customers. It is the Company's policy to regularly review the accounts receivable aging for specific accounts past due and set up an allowance when collection is uncertain.

Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and accounts receivable. The Company places its cash with high quality financial institutions and limits the amount of credit exposure to any single financial institution or instrument. As to accounts receivable, the Company performs credit evaluations of customers before services are rendered and generally requires no collateral.

Inventory

Inventory is stated at the lower of cost, determined by the specific-identification method, or market. Inventory consists principally of purchased gemstones.

Property, Equipment and Depreciation

Property and equipment is recorded at cost. Depreciation is provided over the estimated useful lives of the respective assets on a straight-line basis (see
Note 3).

Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, if any, and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of financial instruments, specifically loans payable - stockholders, cannot be estimated due to the nature and terms of this payable.

Long Lived Assets

Long lived assets held and used by the Company are reviewed for possible impairment whenever events or circumstances indicated the carrying amount may not be recoverable or is impaired.

Earnings (Loss) Per Share

The Company follows Statements of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share. Basic (loss) per common share calculations are determined by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the year. For the year ended December 31, 2005, the effect of stock warrants has been excluded from the dilutive calculation as the impact of the stock warrants would be anti-dilutive. There was no potential common stock issued for the year ended 2004.

Comprehensive Loss

The Company adopted the provisions of SFAS No. 130, Reporting Comprehensive Income, which establishes standards for reporting and display of comprehensive income and its components in the financial statements.

The local currency (Canadian dollar) is the financial currency for two of the Company's consolidated subsidiaries. Assets and liabilities are translated using the exchange rate in effect at the balance sheet date. Income and expenses are translated at the average exchange rate for the year. Translation adjustments are reported as a separate component of stockholders' deficiency called Accumulated Other Comprehensive Loss.

Segments

The Company follows FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires that a business enterprise report a measure of segment profit or loss and certain specific revenue and expense items. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation. The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in Accounting Principles Board ("APB") Option No. 25, Accounting for Stock Issued to Employees, but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to apply APB No. 25 in accounting for its stock option incentive plan for the year ended December 31, 2004.

In 2005, The Company accounted for stock-based compensation in accordance with SFAS No. 123(R), Accounting for Stock-Based Compensation. The provisions of SFAS No. 123(R) require the Company to measure the cost of all employee stock-based compensation rewards that are expected to be exercised and which are granted based on the grant date fair value of these awards and to record that cost as compensation expense over the period during which the employee is required to perform service in exchange for the award (generally over the vesting period of the award) (see Note 7).

Income Taxes

The Company applies the provisions of SFAS No. 109, Accounting for Income Taxes, for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statements and income tax basis of assets and liabilities using the enacted tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability in each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is recorded to reduce the deferred tax assets to the amount, if any, that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may rise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or noncurrent depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or noncurrent depending on the periods in which the temporary differences are expected to reverse (see Note 8).

Recent Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to the principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetray exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetrary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provision of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The Company is in the process of determining the effects of adoption of SFAS 153.

The Financial Accounting Board issued two new statements, No. 155 "Accounting for Certain Hybrid Financial Instruments", and No. 154 "Accounting Changes and Error Corrections". The Company doesn't expect these new statements will have any impact on its operations.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost at December 31, 2005 and consist of the following:


                                   Estimated Useful Life          2005
                                   ---------------------       ---------
Furniture, software and equipment            3 - 5 years      $ 274,179
Less accumulated depreciation                                  (220,578)
                                                               --------
                                                              $  53,601
                                                              =========

Depreciation expense was $33,206 and $95,391 for the years ended December 31, 2005 and 2004, respectively.

In 2005, the Company closed some of its Retail Merchandising Units which resulted in a Loss on Disposal of Property and Equipment of $134,215.

NOTE 4. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Included in accrued expenses are $334,603 in payroll taxes payable to the Canadian Government as of December 31, 2005 and these amounts are in dispute. It includes $168,425 in payroll taxes payable to the Canadian Government from December 31, 2004. Also in 2005 there is an accrual for interest and penalties of $67,290 payable to the Canadian Government. In addition in 2005, there is an accrual for $85,089 in United States payroll taxes for the years 2005 and 2004. In 2004 the United States payroll taxes payable were $59,480. Also in 2005 there is an accrual of $26,422 in interest and penalties for the United States payroll taxes not paid. For the years 2004 and 2005 appropriate payroll tax filings have not been made in the United States and the States of New York, Florida and California. Partial payments have been made on these accounts. Because the Company has failed to make these tax related filings or make the required tax payments the Company may be subject to civil fines and forfeitures.

NOTE 5. LOANS PAYABLE TO STOCKHOLDERS

(a) Principal Stockholder Loan
Loan payable to stockholders consists of working capital loans to the Company from the chief executive officer and majority stockholder. The loan bears no interest and the stockholder has indicated that he will not seek repayment prior to January 1, 2007. As of the December 31, 2005 the amount due to the chief executive officer, and majority stockholder was $1,833,519 (Also see Note 11).

(b) Other Stockholder Loan
Loan payable to stockholders consists of working capital loans to the Company from the vice-president, and director. The loan bears no interest and the stockholder has indicated that he will not seek repayment prior to January 1, 2007. As of the December 31, 2005 the amount due to the vice-president, and director was $169,622.

If interest were to be charged on the above loans payable to stockholders it would be approximately $70,000 calculated at the rate of 3.5%(apr) on the total loans payable balance of $2,003,141.

NOTE 6. EQUITY TRANSACTIONS

(a) Common Stock

During 2004, the Chief Executive Officer and majority stockholder converted $2,400,000 in loans into 3,934,426 shares of the Company's common stock. The shares were valued at their fair market value at the date of the agreement.

Also during 2004, the Company issued 2,550,000 shares to consultants for services performed. All share issuances were valued at their fair market value at the date of grant and aggregated $898,500.

During 2005, the Company issued 7,483,000 shares (3,358,000 shares issued under the terms of the Company's 2005 Non-Qualified Stock Award and Option Plan and 4,125,000 shares issued exempted from registration under Section 4(2) and 4(6) of the Securities Act of 1933, as amended ("Securities Act")) to employees and consultants for services performed. All share issuances were valued at their fair market value at the date of grant. Unregistered common shares issued in 2005 aggregating 4,125,000 having a total value of $3,329,750 were as follows:

(1) On June 14, 2005, the Company issued 100,000 shares of common stock to a non-related consultant in exchange for banking service, and media presentations. Valued at $0.50 per share or an aggregate of $50,000. The Company relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act as amended, for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. In addition the Company granted the above consultant a warrant to purchase 100,000 common stock of the Company with an exercise price of US-$
    1.00 per share to expire June 14 2010; and a warrant to purchase 100,000 common stock of the Company with an exercise price of US-$ 1.50 per share to expire June 14 2010. In issuing these warrants the Company relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale. As at December 31, 2005 these warrants were still valid and outstanding.

(2) On June 29, 2005, the Company issued 100,000 shares of common stock to a non-related consultant in exchange for promotional services. The shares were valued at $0.40 per share or an aggregate of $40,000. The Company relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act, as amended for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

(3) On June 29, 2005, the Company issued 1,000,000 shares of common stock to a director in exchange for corporate services related to Thegemstore, and thegemstore.com. The shares were valued at $0.40 per share or an aggregate of $400,000. We relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act, as amended for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

(4) On July 11, 2005 the Company issued 2,500,000 shares of common stock to two non-related consultants in exchange for National TV and radio and other media related services. These services will run for three years and will expire in July of 2008. The shares were valued at $1.06 per share or an aggregate of $2,650,000. The Company relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act, as amended for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

(5) On September 19, 2005 the Company issued 75,000 shares of common stock to two non-related consultants in exchange for promotional related services. The shares were valued at $0.75 per share or an aggregate of $56,250. The Company relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act, as amended for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

(6) On October 26, 2005 the Company issued 50,000 shares of common stock to a non-related consultant in exchange for promotional services. The shares were valued at $0.39 per share or an aggregate of $19,500 The Company relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act, as amended for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

(7) On November 29, 2005, the Company issued 300,000 shares of common stock to a non-related consultant in exchange for real estate services. The shares were valued at $0.38 per share or an aggregate of $114,000. The Company relied upon the exemption from registration afforded by Sections 4(2) and 4(6) of the Securities Act, as amended for the offer and sale. The Company believed that Sections 4(2) and 4(6) were available because the offer and sale did not involve a public offering and there was no general solicitation or general advertising involved in the offer or sale. The Company placed restrictive legends on the certificates representing these securities issued, stating that the securities were not registered under the Securities Act and are subject to restrictions on their transferability and resale.

During 2005, the Company issued 3,358,000 shares under the 2005 Non-Qualified Stock Award and Option Plan. Shares issued had a total value of $1,724,639. All shares issued were to employees and consultants for services. All shares were valued at their fair market value at the date of grant. The shares issued and the recipient and value of those shares were as follows:

      (1) On July 8, 2005, the Company issued 1,363,000 shares of common stock having an aggregate market value of $903,669, to a number of employees and consultants for services rendered.

      (2) On August 15, 2005, the company issued 125,000 shares of common stock having an aggregate market value of $98,750, to a consultant for services rendered.

      (3) On August 30, 2005, the company issued 50,000 shares of common stock having an aggregate market value of $31,500, to an employee and a consultant for services rendered.

      (4) On September 6, 2005, the company issued 445,000 shares of common stock having an aggregate market value of $289,250, to a number of employees and consultants for services rendered.

      (5) On October 18, 2005, the company issued 50,000 shares of common stock having an aggregate market value of $24,500, to a consultant for services rendered.

      (6) On November 18, 2005, the company issued 600,000 shares of common stock having an aggregate market value of $198,000, to a number of employees and consultants for services rendered.

      (7) On December 1, 2005, the company issued 50,000 shares of common stock having an aggregate market value of $16,500, to a number of consultants for services rendered.

      (8) On December 8, 2005, the company issued 190,000 shares of common stock having an aggregate market value of $83,600, to an employee and a consultant for services rendered.

      (9) On December 12, 2005, the company issued 60,000 shares of common stock having an aggregate market value of $15,120, to an employee and a consultant for services rendered.

      (10) On December 19, 2005, the company issued 425,000 shares of common stock having an aggregate market value of $63,750, to a number of employees and consultants for services rendered.

Management's decision is to expense the full value of the consideration given with respect to these consulting agreements which cover a 3 year period so that the financial statements would properly reflect real asset values.

(b) Preferred Stock

On or about January 17, 2006, the Company amended the Articles of Incorporation to set forth the preferences, limitations, rights and terms of the Company's Series A Redeemable Convertible Preferred Stock ("Series A Preferred").

The Articles of Amendment to the Articles of Incorporation set forth the following preferences, limitations, rights, and terms:

Preferences

The Series A Preferred will have priority over all of the Company's other stock previously issued as to rights of payment and distribution, including priority as to dividend or upon liquidation.

Dividends

Series A Preferred stockholders will be entitled to receive annually on the date of conversion on January 7th of each year (beginning in the year 2007) until such Series A Preferred is either converted or redeemed, dividends at the rate of 6% per annum of $70,000. All dividends declared upon the Series A Preferred will be declared pro rata per share. At the Company's option, a dividend may be paid in cash or restricted shares of the Company's common stock. If dividends are paid in the Company's common stock, its value will be determined based on the 20-day volume-weighted average of the bid price of the Company's common stock.

Redemption

The Series A Preferred will be redeemed at the Company's option for the purchase price of $70,000 of each Unit plus any accrued and unpaid dividends, upon 30 days prior written notice at any time six months after the Securities and Exchange Commission declares effective the Registration Statement regarding the Series A Preferred and the common stock underlying such Preferred Shares. The Company may only effect such redemption if from the date of the Notice of Redemption through the Redemption Date: (i) the Company have duly honored all conversions and redemptions, if any, scheduled to occur or occurring prior to the Redemption Date, and (ii) the registration statement is currently effective for the resale by the Holder of the common shares registered and not subject to any stop order suspending its effectiveness.

Voting

Each issued and outstanding share of the Series A Preferred will be entitled to vote the number of shares each could vote if the shares were fully converted at each stockholders meeting regarding any and all matters presented to the Company's stockholders for their action or consideration (subject to adjustment whenever there shall occur a stock split, stock dividend, combination, recapitalization, reclassification or other similar event involving a change in the Series A Preferred). Except as provided by law or by the provisions establishing any other series of preferred stock, Series A Preferred Stockholders and holders of any other outstanding preferred stock, shall vote together with the Common Stock holders as a single class. The Company will not amend, alter or repeal the preferences, special rights or other powers of the Series A Preferred so as to adversely affect that class of stock, without the written consent or affirmative vote of the holders of at least a majority of the then outstanding aggregate number of shares of such affected Series A Preferred Stock.

Conversion

The number of shares of Common Stock a holder of Series A Preferred will be entitled to receive upon conversion will be determined by multiplying the Conversion Rate (as defined in the Certificate of Amendment) by the number of shares of Series A Preferred being converted at any time.

Mandatory Conversion

The Company may, at any time after January 1, 2006, require that any or all outstanding Series A Preferred be converted into Common Stock if the Common Stock into which the Series A Preferred is convertible is registered pursuant to an effective registration statement under the Securities Act of 1933, as amended, by delivery to the Series A Preferred Stockholders, for each share of Series A Preferred converted, the number of shares of Common Stock determined by multiplying the Conversion rate by the number of Series A Preferred shares held. In order to exercise a mandatory conversion, the Company must provide all Series A Preferred Stockholders notice of the conversion at least 30 days prior to the Conversion Date, such notice to include the number of shares to be converted and instructions for surrender of the certificate or certificates representing the Series A Preferred Stock.

NOTE 7. STOCK-BASED COMPENSATION

On July 7, 2005, the Company's Board of Directors approved the Employee/Consultant 2005 Non-Qualified Stock Award and Option Plan (the "Plan"). The purpose of the Plan is to further the Company's growth by allowing the Company to compensate employees and consultants who have provided bona fide services to the Company through the award of the Company common stock. The maximum number of shares of common stock that may be issued under the Plan is 3,500,000 as stock award and 3,000,000 as stock option plan.

The Board of Directors is responsible for the administration of the Plan and has full authority to grant awards under the Plan. Awards may take the form of stock grants, options or warrants to purchase common stock. The Board of Directors has the authority to determine; (a) the employees and consultants that will receive awards under the Plan,

(b) the number of shares, options or warrants to be granted to each employee or consultant, (c) the exercise price, term and vesting periods, if any, in connection with an option grant, and (d) the purchase price and vesting period, if any, in connection with the granting of a warrant to purchase shares of the Company's common stock.

On July 8, 2005, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission that covered the issuance of up to 6,500,000 shares of common stock under the Plan. As of December 31, 2005, the Company has issued a total of 3,358,000 shares under the Plan. These shares were issued to various employees and consultants for services rendered during 2005 (see Note
6). Subsequent to December 31, 2005, and as of the date of this filing, the Company issued an additional 2,915,000 shares to various employees and consultants for services rendered.

The following table summarizes the Company's equity compensation plan information as of December 31, 2005.

                                       Number of
Number of                              Securities                                                                   Number of
Securities                             issued upon                                                                  securities
Available                              exercise of                                     Weighted                     remaining
Under the Stock                        Stock Award                                     average                      Available
Award and Option                       and Option                                      exercise                     For future
Plan                                   Plan                                            price                        Issuance
--------------                         --------------                                  ---------                    ----------
6,500,000                              3,358,000                                        .5136                       3,142,000
=========                              ==============                                  =========                    ==========

There were no options outstanding in 2004, and there were warrants to purchase 200,000 shares of common stock outstanding as of December 31, 2005.

NOTE 8. INCOME TAXES

The following summarizes the provision for income taxes:

                                         Year Ended            Year Ended
                                      December 31, 2005    December 31, 2004
                                      -----------------    -----------------

Currently Payable                       $         0           $         0
Deferred tax (benefit)                   (2,682,000)           (2,000,000)
                                        -----------           -----------
Total                                   $(2,682,000)          $(2,000,000)
Valuation Allowance                       2,682,000             2,000,000
                                        -----------           -----------
Net Provision for income taxes          $         0           $         0
                                        ===========           ===========

The amounts shown for income taxes in the statement of operations differ from amounts that would be derived from computing income taxes at federal statutory rates. The following is a reconciliation of those differences.


December 31,                                                     2005                2004
----------------------------------------------------------------------    ----------------
Tax at federal statutory rate                                    (34%)               (34%)
Increase in valuation allowance                                   34                  34
----------------------------------------------------------------------    ----------------
                                                                 -0-%                -0-%
----------------------------------------------------------------------    ----------------

Deferred income taxes have been provided for differences between financial statement and income tax reporting purposes, consisting primarily of a net operating loss carry forwards aggregating approximately $7,887,000 which expires through 2025. This deferred tax benefit has been reduced in full by a valuation allowance due to uncertainty regarding its ultimate utilization.

In addition, there may be limitations on the use of the net operating loss due to a change of control in 2001. No corporate income tax returns have been filed for the Company for the years 2001 to 2005 inclusive.

NOTE 9. COMMITMENTS

Operating leases

Future annual minimum lease payments for office and retail store space under non-cancelable operating leases are summarized as follows:

   Year Ending               Total
   December 31,             Amount                  N.Y.                 Canada
   ------------            --------              --------              ---------
         2006              $178,198              $131,143              $ 47,055
         2007                75,982                75,982                     0
                           --------              --------              --------
                           $254,180              $207,125              $ 47,055
                           ========              ========              ========

Total rent expense for the years ended December 31, 2005 and 2004 were $510,683 and $540,503 respectively.

NOTE 10. RELATED PARTY TRANSACTIONS

The Company entered into agreements with the following related parties:

(1)   Consulting Agreement with Anthony Sklar
      The Company has a July 8, 2005 agreement with Anthony Sklar, our President's son, who is identified in the agreement as "Consultant". The agreement provides that the Consultant will: (a) represent the Company's divisions and products to potential clients, distributors, retailers throughout North America, and other countries worldwide; (b ) provide general business consulting, including but not limited to developing products; (c) locate top quality management to help fuel the Company's growth; (d) identify sources for distribution, manufacturing and other partners necessary in the processing and finishing of the Company's products; (e)provide retail-merchandising services throughout North America and other countries worldwide; and (f) such other duties as may be assigned by the Company's Board of Directors or President. In return for these services the Company agrees to pay the Consultant 700,000 shares of common stock registered on the Company's S-8 Registration Statement. However, on January 3, 2006 that agreement was amended to provide additional compensation to Anthony Sklar of 700,000 shares of common stock. On July 8, 2005 the Company issued 250,000 S-8 shares to Anthony Sklar. Each share was valued at $0.663 or an aggregate of $165,750. On September 6, 2005, the Company issued 50,000 S-8 shares to Anthony Sklar. Each share was valued at $0.65 or an aggregate of $32,500. On October 18, 2005, the Company issued 50,000 S-8 shares to Anthony Sklar. Each share was valued at $0.49 or an aggregate of $24,500. On November 18, 2005, the Company issued 150,000 S-8 shares to Anthony Sklar. Each share was valued at $0.33 or an aggregate of $49,500. On December 19, 2005, the Company issued 150,000 S-8 shares to Anthony Sklar. Each share was valued at $0.15 or an aggregate of $22,500. The term of the agreement is 3 years. On January 3, 2006, the Company issued 150,000 S-8 shares to Anthony Sklar. Each share was valued at $0.24 or an aggregate of $36,000. On March 3, 2006, the Company issued 100,000 S-8 shares to Anthony Sklar. Each share was valued at $0.21 or an aggregate of $21,000.

(2)   Consulting Agreement with Samantha Fryer
      The Company has a July 8, 2005 agreement with Samantha Fryer, the Company's President's Daughter-in-law, in which Samantha Fryer, who is identified in the agreement as "Consultant", will perform the following duties: (a) represent products to distributors and retailers throughout North America and other countries worldwide; (b) provide general business consulting, including development of products and the building of the retail division; (c) locate quality personnel to work in the Company retail division; (d) locate in-line and RMU locations for further compensation;(d) identify sources for sale and distribution of products to be sold in the Company retail division; and (e) such other duties as may be assigned by the Company's board of directors or president. In return for these services, the Company agreed to pay the Consultant 500,000 shares of common stock issued pursuant to the Company's S-8 registration statement; however, on January 3, 2006 that agreement was amended to provide additional compensation to Ms Fryer of 500,000 shares of common stock. On July 8, 2005 the Company issued 300,000 S-8 shares to Samantha Fryer. Each share was valued at $0.663 or an aggregate of $198,900. On November 18, 2005, the Company issued 100,000 S-8 shares to Samantha Fryer. Each share was valued at $0.33 or an aggregate of $33,000. On December 19, 2005, the Company issued 100,000 S-8 shares to Samantha Fryer. Each share was valued at $0.15 or an aggregate of $15,000. The term of the agreement is 2 years. On January 3, 2006, the Company issued 150,000 S-8 shares to Samantha Fryer. Each share was valued at $0.24 or an aggregate of $36,000.

(3)   Lisa Danita Young
      On November 18, 2005, the Company issued 50,000 S-8 shares to Ms. Young. Each share was valued at $0.33 or an aggregate of $16,500. On December 19, 2005, the Company issued 50,000 S-8 shares to Ms. Young. Each share was valued at $0.15 or an aggregate of $7,500. Lisa Danita Young is the wife of Dave Young, Vice-President and Director. On February 23, 2006, the Company issued 50,000 S-8 shares to Ms. Young. Each share was valued at $0.28 or an aggregate of $14,000. On March 29, 2006, the Company issued 50,000 S-8 shares to Ms. Young. Each share was valued at $0.21 or an aggregate of $10,500.

(4)   Michelle Sklar
      During 2005, Michelle Sklar, our Chief Executive's daughter, was employed by the Company, as on-air talent and consultant and was paid a fee of $38,010.

The Company reimbursed Anthony Sklar approximately $30,000 for the period January 1, 2005 to May 31, 2005 for the use of space.

NOTE 11. SUBSEQUENT EVENTS

In addition to the transactions mentioned in notes 6 and 10 the following transactions occurred in 2006:

In January 2006, the Company effected the incorporation of Sapphire Media, LLC in Florida as the Company's wholly owned subsidiary to provide consulting and investor relation services to small and medium sized companies. To date, Sapphire Media has not commenced operations.

During 2006, the Chief Executive Officer and majority stockholder converted $525,000 in loans into 2,500,000 shares of the Company's common stock. The shares were valued at their fair market value at the date of the agreement.

NOTE 12. MAJOR CUSTOMER CONCENTRATION

The Company derived approximately 54% and 48% of its revenues from one customer, a non-affiliated entity, in 2005 and 2004, respectively.

NOTE 13. SEGMENTS AND RELATED INFORMATION

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on operating earnings of the respective units, segregated into web development, design, internet solutions and e-business, and a retail store for the sale of gemstone material and finished jewelry. The "Unallocated" column includes expenses incurred by the parent corporation, Winmax Trading Group Inc., including corporate operating expenses, not specifically allocated to either operating segment.


                                                                                    2005
                                                          --------------------------------------------------------
                                                              Jewelry       Websites    Unallocated         Totals
                                                          -----------   ------------    -----------    -----------

Sales                                                     $   112,500    $   130,735    $         0    $   243,235
                                                          -----------    -----------    -----------    -----------

Operating Costs and Expenses:
Cost of Sales                                                  22,265              0              0         22,265
Non-cash stock compensation                                   958,150        330,520      3,765,719      5,054,389
General and Administrative                                    804,898      1,168,577              0      1,973,475
                                                          -----------    -----------    -----------    -----------
                                                            1,785,313      1,499,097      3,765,719      7,050,129
                                                          -----------    -----------    -----------    -----------

Operating loss before other expenses
    and provision for income taxes                         (1,672,813)    (1,368,362)    (3,765,719)    (6,806,894)
Other expenses                                                134,215              0              0        134,215
                                                          -----------    -----------    -----------    -----------
Loss before provision of income taxes                      (1,807,028)    (1,368,362)    (3,765,719)    (6,941,109)
Provision for income taxes                                          0              0              0              0
                                                          -----------    -----------    -----------    -----------
Net loss                                                  $(1,807,028)   $(1,368,362)   $(3,765,719)   $(6,941,109)
                                                          ===========    ===========    ===========    ===========


                                                                                   2004
                                                         --------------------------------------------------------
                                                           Jewelry       Websites      Unallocated       Totals
                                                         -----------    -----------    -----------    -----------

Sales                                                    $   184,235    $   171,585              0        355,820
                                                         -----------    -----------    -----------    -----------

Operating Costs and Expenses:
Cost of Sales                                                 51,422              0              0         51,422
Non-cash stock compensation                                  403,000              0        495,500        898,500
General and Administrative                                 2,199,805        814,484              0      3,014,289
                                                         -----------    -----------    -----------    -----------
                                                           2,654,227        814,484        495,500      3,964,211
                                                         -----------    -----------    -----------    -----------

Operating loss before other expenses
    and provision for income taxes                        (2,469,992)      (642,899)      (495,500)    (3,608,391)
Other expenses                                                     0              0              0
                                                         -----------    -----------    -----------    -----------
                                                                                                                0
Loss before provision of income taxes                     (2,469,992)      (642,899)      (495,500)    (3,608,391)
Provision for income taxes                                         0              0              0              0
                                                         -----------    -----------    -----------    -----------
Net loss                                                 $(2,469,992)   $  (642,899)   $  (495,500)   $(3,608,391)
                                                         ===========    ===========    ===========    ===========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 30, 2006, the Company engaged the accounting firm of Rosen Seymour Shapss Martin & Company LLP ("RSSM") as our independent certifying accountants. On December 20, 2005, Goldstein Golub Kessler LLP, declined to stand for re-election as the Registrant's independent certifying accountants. The decision to change accountants was recommended and approved by the Registrant's Board of Directors. There were no disagreements with the Company's former accountants, Goldstein Golub Kessler LLP, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive and financial officer, evaluated the Company's disclosure controls and procedures as of December 31, 2005. Based upon this evaluation the Company's principal executive and financial officer concluded that the Company's disclosure controls and procedures are effective as of that date to ensure the information required to be disclosed in the reports the Company file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

During the year covered by this report, there were no significant changes in the Company's internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, these controls.

ITEM 8B. OTHER INFORMATION

None

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Our Bylaws provide that we shall have a minimum of one (1) Director on the Board of Directors at any one time. Vacancies are filled by a majority vote of the remaining Directors then in office. The names and ages of the Company's Directors, Executive Officers, and key employees are as follows:

Name                         Age            Position                             Current Term Expires
Gerald E Sklar               67             Chairman, President, CEO                    2007
David Young                  60             Vice President, Director                    2007
Anthony K. Miller            50             Director                                    2007
Elaine Prober                87             Director                                    2007
Chen Zai Kun                 71             Director                                    2007


Each of the Company's Directors is elected at the annual meeting of stockholders and serves until the next annual meeting and until his or her successor is elected and qualified, or until his or her earlier death, resignation or removal. No Compensation is currently paid to Directors for their service on the Board, although the non-officer Directors are reimbursed for travel and other direct expenses in attending meetings of the Board.

Set forth below is a summary description of the business experience of each Director and Officer:

Mr. Gerald Sklar, has been the Company President, Chief Executive Office, and Chairman of the Board since June 2001. From July 1997 to July 8, 2002, Mr. Sklar was an Officer and Director of American Benefits Group, Inc., a gem resource firm located in Florida. From 1989 to 1997, Mr. Sklar was self-employed in the field of finance. In 1963, Mr. Sklar received a Bachelors of Arts Degree in Economics from the University of British Columbia located in Vancouver, British Columbia, Canada.

Mr. David M. Young, has been the Company's Director and Vice-President since June 2001. From July 1989 to May 2001, Mr. Young was a customer relations representative at American Benefits Group, Inc. From 1989 to 1998, Mr. Young was self-employed in the area of marketing.

Mr. Anthony Miller, has been the Company's Director since June 2001. From 1996 to present, Mr. Miller has been the President and a Director of US Crude of Redland, California. From March 2001 to November 2002, Mr. Miller was a Director of Southern States Power, an SEC reporting company that is publicly traded on the OTC Bulletin Board. In 1998, Mr. Miller received a Master of Arts Degree in Business Administration from Columbia State University located in Metairie, Louisiana. In 1979, Mr. Miller received a Bachelor of Arts Degree in Business Administration from Cal-State University located in Long Beach, California.

Ms. Elaine Prober, has been one of our Directors since June 2001. Ms. Prober has no prior employment history for the last five years.

Chen Zai Kun became a Director on March 17, 2006. From 1952 to present, Chen Zai Kun was in the Chinese People's Army (Navy). He worked at the military representative office in Hunan Province, first as a military representative, then technical specialist, engineer, senior engineer and Vice Chief military representative (Military Rank: Major General).

Family Relationships

There are no family relationships among our Officers, Directors, or persons nominated for such positions.

Legal Proceedings

None of our Officers, Directors, or persons nominated for such positions or promoters or significant employees have been involved in legal proceedings that would be material to an evaluation of our management.

No Committees of the Board of Directors

We do not currently have a nominating committee or a compensation committee of the Board of Directors, nor any committees performing similar functions.

In 2003, we established an Audit Committee. Our Audit Committee is currently composed of the following members: (a) Anthony Miller; and, (b) Gerald Sklar. Anthony Miller is our Audit Committee Chairperson and our Audit Committee Financial Expert.

Meetings of the Board of Directors

The Company held irregular meetings of our Board of Directors during the fiscal year ended December 31, 2005 as follows:

      o     May 20, 2005
      o     July 8, 2005
      o     August 15, 2005
      o     November 16, 2005

Compliance with Section 16(a) of the Securities Exchange Act of 1934 requires our Directors and Executive Officers and persons who own more than ten percent (10%) of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, Directors and greater than ten percent (10%) shareholders are required by SEC regulations to furnish the Company's Board of Directors with copies of all Section 16(a) forms they file. To our knowledge, none of our Officers, Directors or shareholders were delinquent in any necessary filings under Section 16(a).

In 2004, our Board of Directors adopted a Code of Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. The Company will provide a copy of our Code of Ethics without charge to any person who sends a written request addressed to our secretary. A copy of our Code of Ethics was previously filed as an exhibit to our 10K report for the year ended 2004.

Item 10. EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation paid to or accrued for the benefit of our Officers and Directors. During March 2002, we affected a one (1) for twenty (20) reverse stock splits. All share and per share amounts below have been adjusted to give effect to this stock split.


                           Summary Compensation Table

                               Annual Compensation                   Long-Term Compensation
                        ------------------------------------------
                        (1)     (2)       (3)             (4)        Awards         Payouts
                                                                     -----------    --------------------------------
                                                                     Restricted     Securities
Name and Principal                                    Other Annual   Stock          Underlying   LTIP   All Other
Positions              Year    Salary     Bonus       Compensation   Award(s)       Options    Payouts  Compensation
------------------     ----    ------     -----       ------------   -----------    ---------- -------- ------------
                                           (1)            (1)
Gerald Sklar          2005     $      0     $      0     $      0     $      0     $      0     $      0     $      0
                      2004            0            0            0            0            0            0            0
                      2003            0            0            0            0            0            0            0

David Young,          2005            0            0       34,291      400,000            0            0            0
Director,             2004            0            0            0            0            0            0            0
Vice President        2003            0            0            0            0            0            0            0

Elaine Prober,        2005            0            0            0            0            0            0            0
Director              2004            0            0            0            0            0            0            0
                      2003            0            0            0            0            0            0            0

Robert S. Kergan,     2005            0            0       57,250            0            0            0            0
Chief Financial       2004            0            0       48,000            0            0            0            0
Officer               2003            0            0       30,000            0            0            0            0

Chen Zai Kun,         2005            0            0            0            0            0            0            0
Director

(1) None of our Officers or Directors owned any unexercised options as of December 31,2005. No options or stock appreciation rights were granted during such year or were outstanding at the end of the year 2005, 2004 and 2003.

Stock Option Grants in Last Fiscal Year and Outstanding:

We granted no options to our executive officers or directors during 2005 nor are there any options outstanding to our executive officers or directors.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

During March 2002, we affected a one (1) for twenty (20) reverse stock split. All share and per share amounts below have been adjusted to give effect to this stock split.

The following tables set forth the ownership as of May 3, 2006 by:
        o Each shareholder known by us to own beneficially more than five percent (5%) of our common stock;
        o   Each Executive Officer;
        o   Each Director or nominee to become a Director; and
        o   All Directors and Executive Officers as a group.

Security Ownership of Beneficial Owners:


                                                          Nature of
Title of Class     Name & Address                         Beneficial     Percent of
                   Of Beneficial Owner           Amount   Ownership        Class
                   -------------------        ----------  ----------     ----------
Common Stock       Gerald E. Sklar            14,743,162   Direct             41.19%
                   436 West Broadway
                   New York, New York
                   10012

Common Stock       David Young                 1,060,000   Direct              2.96%
                   5920 Macleod Trail
                   Suite 800
                   Calgary, Alberta T2H 0K2

Common Stock       Elaine Prober                 500,000   Direct              1.40%
                   9 Harwthorn Place
                   Suite #4N
                   Boston MA 02114

Common Stock       Anthony Miller                      0   Direct                 0%
                   27240 Turnberry Lane
                   Suite200
                   Valencia CA 91355

Common Stock       Chen Zai Kun                        0   Direct                 0%
                   Ylyang, Hunan Province
                   China


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

Common Stock       All directors and          16,303,162                      45.54%
                   Executive officers
                   as a group.

The shareholders named in the tables have sole or shared voting and investment power with respect to the shares indicated as beneficially owned. Except as otherwise noted herein, we are not aware of any arrangements which may result in a change in our control.

None of our Officers, Directors, key personnel or principle stockholders is related by blood or marriage.

Item 12. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Loan payable to stockholders consists of working capital loans to the Company from the chief executive officer, and majority stockholder. The loan does not bear interest and the stockholder has indicated that he will not seek repayment prior to January 1, 2007.

During 2003, the Chief Executive Officer and majority stockholder converted $684,545 in loans into 4,563,649 shares of the Company's common stock. The shares were valued at their fair market value at the date of agreement.

During 2004, the Chief Executive Officer and majority stockholder converted $2,400,000 in loans into 3,934,426 shares of the Company's common stock. The shares were valued at their fair market value at the date of agreement.

During 2005, shares issued to related parties pursuant to consulting and other service agreements were as follows:

                   In the name of       Issued            Value
---------------------------------------------------------------
                   Anthony Sklar        650,000     $   294,750
                   Samantha Fryer       500,000     $   246,900
                   David Young        1,000,000     $   400,000
                   Lisa Young           100,000     $    24,000
---------------------------------------------------------------
                   Total              2,250,000     $   965,650
===============================================================

In addition, Michelle Sklar, received payment of $38,010 in 2005 for consulting fees.

Item 13. EXHIBITS AND REPORTS

A.  Exhibits

Exhibit No.    Description
----------     ------------

3.1.1    Articles of Incorporation of Winmax Trading Group, Inc., dated
            September 26, 1996*

3.1.2    Amendment to the Articles of Incorporation of Winmax Trading Group,
            Inc. dated January 27, 1997*

3.1.3    Amendment to the Articles of Incorporation of Winmax Trading Group,
            Inc. dated October 6, 1999*

3.1(i)   Amendment to the Articles of Incorporation of Winmax Trading Group,
            Inc. dated October 18, 2002**

3.1(ii)  Amendment to the Articles of Incorporation of Winmax Trading Group,
            Inc. dated January 20, 2006***

3.2      Bylaws of Winmax Trading Group, Inc., and Amendment*

10.1     Limited Partnership Agreement Between Winmax Trading Group, Inc. as
            General Partner and the Limited Partners in the Winmax Alpha Fund Limited Partnership*

10.2     Assignment Agreement with Stone and Woods Corporation

10.3     Share Purchase Agreement from Global Gemstone & Jewelry Inc.*

10.4     Agreement with Thomas Meeks*

10.5     Consulting Agreement with Samantha Fryer

10.6     Consulting Agreement with MJD Corp.

10.7     Consulting Agreement with Anthony Sklar

10.8     Consulting Agreement with Gioacchino Bonsangue

10.9     Agreement with General Research GmgH

16.1     Letter on change of Auditors ***

16.2     Letter on change of Auditors ****

31.1     Certification of Chief Executive Officer required by Rule 13a-15(e)
            Pursuant to Section 302.

31.2     Certification of Chief Financial Officer required by Rule 13a-15(e)
            Pursuant to Section 302.

32.1     Certification of Chief Executive Officer Pursuant to 18 U.S.C.
            Section 1350 Adopted Pursuant to Section 906.

32.2     Certification of Chief Financial Officer Pursuant to 18 U.S.C.
            Section 1350 Adopted Pursuant to Section 906.


* Denotes previously filed exhibits and incorporated herein by reference.
** Filed as an exhibit to Form 8-K on October 28, 2002 and incorporated herein by reference.
*** Filed as an exhibit to Form 8-K on June 14, 2004 and incorporated herein by reference.
**** Filed as an exhibit to Form 8-K on March 31, 2006 and incorporated herein by reference.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The aggregate fees billed by our former and current independent auditors, Goldstein Golub Kessler LLP (GGK) and Rosen Seymour Shapss Martin and Company LLP (RSSM) for each of our last two fiscal years are as follows:

                                             2005         2004
                                          ----------   ---------

Audit Fees
GGK                                       $ 15,000.    $ 30,000.

RSSM                                        63,500.           0.

Tax Fees                                         0.           0.

All Other Fees                              27,500.      38,362.
                                          ---------    ---------

                                          $106,000.    $ 68,362.
                                          =========    =========

      The fees labeled as all other fees above constitute fees for interim review of financial statements. Prior to the engagement of Goldstein Golub Kessler LLP, our Board of Directors considered whether the provision of the financial information systems design and implementation and all other non-audit services was compatible with maintaining the accounting firm's independence. Our Board of Directors recommended Goldstein Golub Kessler LLP be engaged to audit our consolidated financial statements for our fiscal year ended December 31, 2004. Rosen Seymour Shapss Martin and Company LLP performed the audit for our consolidated financial statement for fiscal year ended December, 31, 2005.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINMAX TRADING GROUP, INC.
(Registrant)

By:  /s/ Gerald E. Sklar              /s/ Robert S. Kergan
     ---------------------            ---------------------
     Gerald E. Sklar, President,      Robert S. Kergan, Chief Financial Officer,
     Chief Executive Officer,         and Principal Accounting Officer
     Date:    June 23, 2006           Date:    June 23, 2006


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Gerald E. Sklar
     -------------------
     Gerald E. Sklar, President,
     Chief Executive Officer,
     Date:    June 23, 2006

By:  /s/ David Young
     ---------------
     David Young, Vice President, Director
     Date:    June 23, 2006

By:  /s/ Anthony Miller
     ---------------
     Anthony Miller, Director
     Date:    June 23, 2006

By:  /s/Elaine Prober
     ---------------
     Elaine Prober, Director
     Date:    June 23, 2006

By:  /s/ Chen Zai Kun
     ---------------
     Chen Zai Kun, Director
     Date:    June 23, 2006